Form 10-Q
period 2000-06-30
WEST POINTE BANCORP INC
filed 2000-08-10
CIK 1040589

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period              to
                                          ------------    -------------

                    Commission File No.   0-30505
                                       -------------

                            WEST POINTE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

         Illinois                                       36-4149655
------------------------------               -------------------------------
  (State of incorporation)                  (IRS Employer Identification No.)

                            West Pointe Bancorp, Inc.
                              5701 West Main Street
                           Belleville, Illinois 62226
                    ---------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (618) 234-5700
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [ ]       No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Class                                     Outstanding at July 31, 2000
----------------------------------                 ----------------------------
Common stock $1 par value                                     489,946

                                TABLE OF CONTENTS



                                                                            Page
PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
                  Consolidated Balance Sheets                                 3
                  Consolidated Statements of Income                           4
                  Consolidated Statement of Changes in Stockholders' Equity
                       and Comprehensive Income                               5
                  Consolidated Statements of Cash Flows                       6
                  Notes to Consolidated Financial Statements                  7

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  8

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK                                             17

PART II - OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS                                             18

      ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                     18

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               18

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS                                                       18

      ITEM 5.  OTHER INFORMATION                                             18

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              19

SIGNATURE PAGE                                                               20

EXHIBIT INDEX                                                                21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WEST POINTE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                             JUNE 30           DECEMBER 31
                                                                                               2000                1999
                                                                                          -------------       -------------
ASSETS
     Cash and due from banks                                                              $  11,746,342       $  12,065,796
     Federal funds sold                                                                       1,300,000           3,600,000
     Interest bearing due from banks                                                            289,145             408,261
     Time certificates of deposit                                                                99,794             267,170
     Investment securities:
          Held-to-maturity (fair value of $3,803,574 and $4,450,592
               at June 30, 2000 and December 31, 1999, respectively)                          3,860,355           4,513,819
          Available-for-sale, at fair value (cost of $109,000,731 and
               $108,173,137 at June 30, 2000 and December 31, 1999, respectively)           105,107,171         104,112,092
     Loans                                                                                  188,616,159         174,192,437
          Allowance for loan losses                                                          (1,755,825)         (1,687,021)
                                                                                          -------------       -------------
               Net Loans                                                                    186,860,334         172,505,416
     Accrued interest receivable                                                              2,594,771           2,102,319
     Other real estate                                                                               --             348,792
     Bank premises and equipment                                                             11,786,372           8,862,171
     Income taxes receivable                                                                    192,458             124,753
     Deferred tax asset, net                                                                  1,969,292           2,038,178
     Other assets                                                                               935,618             805,638
                                                                                          -------------       -------------
               TOTAL ASSETS                                                               $ 326,741,652       $ 311,754,405
                                                                                          =============       =============

LIABILITIES
     Deposits:
          Noninterest bearing                                                             $  28,787,372       $  27,350,618
          Interest bearing                                                                  256,511,391         251,791,697
                                                                                          -------------       -------------
               Total Deposits                                                               285,298,763         279,142,315
     Securities sold under agreements to repurchase                                           9,729,794           6,938,200
     Other borrowings                                                                         1,787,500           1,837,500
     Federal Home Loan Bank advances                                                         10,000,000           5,000,000
     Accrued interest payable                                                                 1,224,707           1,137,399
     Other liabilities                                                                          834,306             718,769
                                                                                          -------------       -------------
               TOTAL LIABILITIES                                                            308,875,070         294,774,183
Commitments and contingent liabilities                                                               --                  --

STOCKHOLDERS' EQUITY
     Preferred stock, $1 par value - 50,000 shares authorized;
          none issued or outstanding at June 30, 2000 or December 31, 1999                           --                  --
     Common stock, $1 par value - 1,000,000 shares authorized; 496,196 and 496,169
          shares issued at June 30, 2000 and December 31, 1999, respectively                    496,196             496,169
     Surplus                                                                                 12,750,891          12,749,474
     Retained earnings                                                                        7,371,002           6,589,927
     Treasury stock, 6,250 shares at cost                                                      (337,500)           (337,500)
     Accumulated other comprehensive loss                                                    (2,414,007)         (2,517,848)
                                                                                          -------------       -------------
               TOTAL STOCKHOLDERS' EQUITY                                                    17,866,582          16,980,222
                                                                                          -------------       -------------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 326,741,652       $ 311,754,405
                                                                                          =============       =============

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                      JUNE 30                           JUNE 30
                                                          ------------------------------     ------------------------------
                                                              2000              1999              2000             1999
                                                          ------------      ------------     ------------      ------------
Interest and Fee Income:
     Interest and fees on loans                           $  4,016,994      $  3,201,554     $  7,812,697      $  6,247,648
     Interest on U.S. Treasuries and agencies                1,233,258           923,287        2,478,825         1,761,114
     Interest on state and municipal obligations               418,368           409,787          831,092           795,464
     Interest on federal funds sold                             30,951            42,763          107,697           122,371
     Interest on deposits with banks                             8,224            19,382           17,038            60,499
                                                          ------------      ------------     ------------      ------------
          TOTAL INTEREST AND FEE INCOME                      5,707,795         4,596,773       11,247,349         8,987,096
Interest Expense:
     NOW, money market and savings deposits                    928,395           547,472        1,828,139         1,082,787
     Certificates of deposit                                 2,302,142         1,853,368        4,511,640         3,760,870
     Securities sold under agreements to repurchase            117,268            82,199          212,767           145,358
     Other borrowings                                           47,979             3,739           85,595             6,454
     Federal Home Loan Bank advances                            74,048            61,867          146,024           123,631
                                                          ------------      ------------     ------------      ------------
          TOTAL INTEREST EXPENSE                             3,469,832         2,548,645        6,784,165         5,119,100
                                                          ------------      ------------     ------------      ------------
               NET INTEREST INCOME                           2,237,963         2,048,128        4,463,184         3,867,996
Provision for Loan Losses                                      240,000           214,797          495,000           346,491
                                                          ------------      ------------     ------------      ------------
               NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                     1,997,963         1,833,331        3,968,184         3,521,505
Noninterest Income:
     Service charges on deposits                               217,894           191,485          442,361           383,207
     Mortgage banking                                           60,055           132,434          124,867           251,566
     Trust fees                                                110,997            61,073          180,433           134,496
     Credit card income                                         68,455            57,623          126,151           100,838
     Investment securities gains (losses)                         (203)           26,078             (203)           26,378
     Other                                                      71,872            49,729          144,422            83,163
                                                          ------------      ------------     ------------      ------------
          TOTAL NONINTEREST INCOME                             529,070           518,422        1,018,031           979,648
Noninterest Expense:
     Employee compensation and other benefits                1,020,017           880,178        2,024,958         1,695,643
     Occupancy, net                                            126,952           102,193          245,578           212,922
     Furniture and equipment                                   110,452           100,870          216,394           177,472
     Data processing                                            91,610            78,815          178,631           155,364
     Advertising                                                71,000            63,443          146,593           136,717
     Other                                                     583,596           441,359        1,160,211           905,794
                                                          ------------      ------------     ------------      ------------
          TOTAL NONINTEREST EXPENSE                          2,003,627         1,666,858        3,972,365         3,283,912
                                                          ------------      ------------     ------------      ------------
INCOME BEFORE INCOME TAXES                                     523,406           684,895        1,013,850         1,217,241
Income Tax Expense                                              39,500           116,500           66,200           193,200
                                                          ------------      ------------     ------------      ------------

NET INCOME                                                $    483,906      $    568,395     $    947,650      $  1,024,041
                                                          ============      ============     ============      ============

Average Shares Outstanding:
     Basic                                                     489,933           444,772          489,926           444,077
     Diluted                                                   493,600           447,399          493,593           446,128
Per Share Data:
     Net income:
          Basic                                           $        .99      $       1.28     $       1.93      $       2.31
                                                          ============      ============     ============      ============
          Diluted                                         $        .98      $       1.27     $       1.92      $       2.30
                                                          ============      ============     ============      ============

     Dividends declared                                   $        .17      $        .16     $        .34      $        .32
                                                          ============      ============     ============      ============

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)


                                                                     SIX MONTHS ENDED JUNE 30, 2000
                                   -------------------------------------------------------------------------------------------------

                                                                                                         ACCUMULATED
                                                                                                           OTHER         TOTAL
                                   PREFERRED  COMMON               COMPREHENSIVE  RETAINED   TREASURY   COMPREHENSIVE STOCKHOLDERS'
                                     STOCK     STOCK     SURPLUS      INCOME      EARNINGS     STOCK    INCOME (LOSS)    EQUITY
                                   --------- --------  ----------- ------------- ----------  ---------  ------------- -------------

Balance - December 31, 1999          $   --  $496,169  $12,749,474               $6,589,927  $(337,500) $(2,517,848)  $16,980,222
  Issuance of common stock               --        27        1,417                       --         --           --         1,444
  Net income                             --        --           --  $  947,650      947,650         --           --       947,650
  Other comprehensive income,
    net of tax-unrealized gains
    (losses) on securities, net of
    reclassification adjustment (1)      --        --           --     103,841           --         --      103,841       103,841
                                                                    ----------
  Comprehensive income                                              $1,051,491
                                                                    ==========
  Dividends paid                         --        --           --                 (166,575)        --           --      (166,575)
                                     ------  --------  -----------               ----------  ---------  -----------   -----------
Balance - June 30, 2000              $   --  $496,196  $12,750,891               $7,371,002  $(337,500) $(2,414,007)  $17,866,582
                                     ======  ========  ===========               ==========  ========== ===========   ===========



(1) Disclosure of reclassification adjustment:

                                                                              SIX MONTHS
                                                                                ENDED
                                                                            JUNE 30, 2000
                                                                            -------------
     Unrealized gains arising during the period                                $103,651
     Plus reclassification adjustment for losses included in net income             190
                                                                               --------
     Unrealized gains on investment securities
                                                                               $103,841
                                                                               ========


See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                     SIX MONTHS ENDED
                                                                                          JUNE 30
                                                                                ----------------------------
                                                                                    2000            1999
                                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                 $    947,650    $  1,024,041
     Adjustments to reconcile net income to net cash provided
          by operating activities:
               Depreciation and amortization:
                    Bank premises and equipment                                      222,910         195,991
                    Discounts and premiums                                          (155,535)         (5,404)
               Increase in accrued interest receivable                              (492,452)       (217,406)
               Increase in accrued interest payable                                   87,308          29,421
               Decrease in income taxes, net                                         (62,464)       (137,983)
               (Gains) losses on sale of investment securities, net                      203         (26,378)
               Losses on sale of other real estate, net                               23,426              --
               Provision for loan losses                                             495,000         346,491
               Net change in other assets and other liabilities                      (14,014)         15,868
                                                                                ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          1,052,032       1,224,641

CASH FLOWS FROM INVESTING ACTIVITIES
     (Increase) decrease in time certificates of deposit                             167,389          (8,938)
     Principal repayments on investment securities                                 1,096,577       1,210,719
     Sales of investment securities available for sale                             4,904,038       7,442,659
     Maturities of investment securities available for sale                       24,069,000       7,124,000
     Purchases of investment securities available for sale                       (30,088,425)    (25,937,605)
     Net increase in loans                                                       (14,898,052)    (18,592,259)
     Sales of other real estate                                                      373,500         131,553
     Purchases of bank premises and equipment                                     (3,148,740)       (822,415)
     Proceeds from sales of bank premises and equipment                                1,200              --
                                                                                ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                            (17,523,513)    (29,452,286)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in noninterest bearing deposits                                  1,436,754       1,131,679
     Net increase in interest bearing deposits                                     4,719,694      17,315,491
     Net increase in securities sold under agreements to repurchase                2,791,594       3,479,971
     Repayments of other borrowings                                                  (50,000)             --
     Proceeds from FHLB advances                                                   5,000,000              --
     Proceeds from issuance of common stock                                            1,444         592,349
     Dividends paid                                                                 (166,575)       (142,038)
                                                                                ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         13,732,911      22,377,452
                                                                                ------------    ------------
DECREASE IN CASH AND CASH EQUIVALENTS                                             (2,738,570)     (5,850,193)
Cash and cash equivalents - Beginning of year                                     16,074,057      18,539,262
                                                                                ------------    ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $ 13,335,487    $ 12,689,069
                                                                                ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid                                                              $  6,696,857    $  5,089,679
     Income taxes paid                                                               211,000         331,183

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--PRINCIPLES OF ACCOUNTING

         The consolidated financial statements of West Pointe Bancorp, Inc. ("West Pointe") or ("the Company") have been prepared in accordance with generally accepted accounting principles for the banking industry and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual reporting. Reference is hereby made to the notes to consolidated financial statements contained in West Pointe's registration statement on Form 10. The foregoing consolidated financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been made. All such adjustments are of a normal recurring nature. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

         The consolidated financial statements include the accounts of its subsidiary. West Pointe is a bank holding company that engages in its business through its sole subsidiary, West Pointe Bank And Trust Company (the "Bank"), an Illinois chartered commercial bank. All material intercompany transactions and balances are eliminated.

         In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

NOTE B--BUSINESS SEGMENTS

         On January 1, 1998, West Pointe adopted Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information", which requires business segments to be reported based on the way management organizes segments within an organization for making operating decisions and assessing performance. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management has not included disclosures regarding specific segments since management makes operating decisions and assesses performance based on West Pointe as a whole.

NOTE C--NET INCOME PER SHARE

         The calculation of net income per share is summarized as follows:


                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                            JUNE 30                   JUNE 30
                                                    -----------------------   -----------------------
                                                       2000          1999        2000         1999
                                                    ----------   ----------   ----------   ----------
  Basic
     Net Income..................................   $  483,906   $  568,395   $  947,650   $1,024,041
                                                    ==========   ==========   ==========   ==========

     Average common shares outstanding...........      489,933      444,772      489,926      444,077
                                                    ==========   ==========   ==========   ==========

     Net income per common share - basic.........   $      .99   $     1.28   $     1.93   $     2.31
                                                    ==========   ==========   ==========   ==========

Diluted
     Net Income..................................   $  483,906   $  568,395   $  947,650   $1,024,041
                                                    ==========   ==========   ==========   ==========

     Average common shares outstanding...........      489,933      444,772      489,926      444,077

     Dilutive potential due to stock options.....        3,667        2,627        3,667        2,051
                                                    ----------   ----------   ----------   ----------

     Average common shares outstanding...........      493,600      447,399      493,593      446,128
                                                    ==========   ==========   ==========   ==========

     Net income per common share - diluted.......   $      .98   $     1.27   $     1.92   $     2.30
                                                    ==========   ==========   ==========   ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         The following discussion describes West Pointe's results of operations during the three-month and six-month periods ended June 30, 2000 and 1999, and its financial condition, asset quality, and capital resources as of June 30, 2000. This discussion should be read in conjunction with West Pointe's unaudited consolidated financial statements and notes thereto. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

FORWARD-LOOKING STATEMENTS

         This filing and future filings made by West Pointe with the Securities and Exchange Commission, as well as other filings, reports and press releases made or issued by West Pointe, and oral statements made by executive officers or directors of West Pointe may include forward-looking statements, which are based on assumptions and describe future plans, strategies, projections and expectations of West Pointe. These forward-looking statements are generally identified by use of terms "believe", "expect", "intend", "anticipate", "estimate", "project", or similar words. West Pointe's ability to predict results or the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on West Pointe's operations include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U. S. Government, including policies of the U. S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in West Pointe's market areas and accounting principles and guidelines. All of these uncertainties, as well as others, are present in a banking operation and stockholders are cautioned that management's view of the future on which it prices its products, evaluates collateral, sets loan reserves and estimates costs of operations and regulation may prove to be other than anticipated.

OVERVIEW

         Net income for the second quarter of 2000 was $483,906 or $.98 per diluted common share compared to net income of $568,395 or $1.27 per diluted common share for the second quarter of 1999. Net income for the first six months of 2000 was $947,650 or $1.92 per diluted common share compared to net income of $1,024,041 or $2.30 per diluted common share for the first six months of 1999. Return on average assets for the second quarter and first six months of 2000 was
 .61% and .60%, respectively, compared to .85% and .79% for the second quarter and first six months of 1999, respectively. Return on average equity for the second quarter and first six months of 2000 was 11.24% and 11.02%, respectively, compared to 13.73% and 12.71% for the second quarter and first six months of 1999, respectively.

         The decreases in net income, for the quarters and six month periods compared, were primarily attributable to reductions in the net interest margin, coupled with additional expenses associated with the opening of two new banking locations. These items were partially offset by increases in noninterest income and reduced income tax expenses.

         Total assets at June 30, 2000 increased to $326,741,652 from $311,754,405 at December 31, 1999.

RESULTS OF OPERATIONS

         Table 1 summarizes West Pointe's statement of income and the change in each category for the periods presented.

TABLE 1 - Comparative Statements of Income


                                                          Three Months Ended
                                                                June 30                     Change
                                                      --------------------------   ------------------------
                                                          2000           1999         Amount       Percent
                                                      -----------    -----------   -----------    ---------
Total interest income
     (fully tax-equivalent).......................    $ 5,833,751    $ 4,734,645   $ 1,099,106       23.2 %
Total interest expense............................      3,469,832      2,548,645       921,187       36.1
                                                      -----------    -----------   -----------
          Net interest income.....................      2,363,919      2,186,000       177,919        8.1
Provision for loan losses.........................        240,000        214,797        25,203       11.7
Noninterest income:
     Service charges on deposits..................        217,894        191,485        26,409       13.8
     Mortgage banking.............................         60,055        132,434       (72,379)     (54.7)
     Trust fees...................................        110,997         61,073        49,924       81.7
     Credit card income...........................         68,455         57,623        10,832       18.8
     Investment securities gains (losses).........           (203)        26,078       (26,281)    (100.8)
     Other........................................         71,872         49,729        22,143       44.5
                                                      -----------    -----------   -----------
          Total...................................        529,070        518,422        10,648        2.1
                                                      -----------    -----------   -----------
Noninterest expense:
     Employee compensation and other benefits.....      1,020,017        880,178       139,839       15.9
     Occupancy, net...............................        126,952        102,193        24,759       24.2
     Furniture and equipment......................        110,452        100,870         9,582        9.5
     Data processing..............................         91,610         78,815        12,795       16.2
     Advertising..................................         71,000         63,443         7,557       11.9
     Other........................................        583,596        441,359       142,237       32.2
                                                      -----------    -----------   -----------
          Total...................................      2,003,627      1,666,858       336,769       20.2
                                                      -----------    -----------   -----------
Income before income taxes........................        649,362        822,767      (173,405)     (21.1)
Less:  tax-equivalent adjustment..................        125,956        137,872       (11,916)      (8.6)
Income tax expense................................         39,500        116,500       (77,000)     (66.1)
                                                      -----------    -----------   -----------
Net income........................................    $   483,906    $   568,395   $   (84,489)     (14.9)%
                                                      ===========    ===========   ===========


                                                            Six Months Ended
                                                                June 30                     Change
                                                      ---------------------------  ------------------------
                                                          2000           1999         Amount       Percent
                                                      -----------    ------------  ------------   ---------
Total interest income
     (fully tax-equivalent).......................    $11,502,219    $  9,251,650  $  2,250,569      24.3 %
Total interest expense............................      6,784,165       5,119,100     1,665,065      32.5
                                                      ------------   ------------  ------------

          Net interest income.....................      4,718,054       4,132,550       585,504      14.2
Provision for loan losses.........................        495,000         346,491       148,509      42.9
Noninterest income:
     Service charges on deposits..................        442,361         383,207        59,154      15.4
     Mortgage banking.............................        124,867         251,566      (126,699)    (50.4)
     Trust fees...................................        180,433         134,496        45,937      34.2
     Credit card income...........................        126,151         100,838        25,313      25.1
     Investment securities gains (losses).........           (203)         26,378       (26,581)   (100.8)
     Other........................................        144,422          83,163        61,259      73.7
                                                      -----------    ------------  ------------
          Total...................................      1,018,031         979,648        38,383       3.9
                                                      -----------    ------------  ------------
Noninterest expense:
     Employee compensation and other benefits.....      2,024,958       1,695,643       329,315      19.4
     Occupancy, net...............................        245,578         212,922        32,656      15.3
     Furniture and equipment......................        216,394         177,472        38,922      21.9
     Data processing..............................        178,631         155,364        23,267      15.0
     Advertising..................................        146,593         136,717         9,876       7.2
     Other........................................      1,160,211         905,794       254,417      28.1
                                                      -----------    ------------  ------------
          Total...................................      3,972,365       3,283,912       688,453      21.0
                                                      -----------    ------------  ------------
Income before income taxes........................      1,268,720       1,481,795      (213,075)    (14.4)
Less:  tax-equivalent adjustment..................        254,870         264,554        (9,684)     (3.7)
Income tax expense................................         66,200         193,200      (127,000)    (65.7)
                                                      -----------    ------------  ------------
Net income........................................    $   947,650    $  1,024,041  $    (76,391)     (7.5)%
                                                      ===========    ============  ============

NET INTEREST INCOME

         Tax-equivalent net interest income increased $177,919 or 8.1% for the second quarter of 2000 compared to the same period of 1999 and increased $585,504 or 14.2% for the first six months of 2000 compared to the same period of 1999. The increases in tax-equivalent net interest income were principally attributable to increased volumes of interest earning assets and interest bearing liabilities.

         Total tax-equivalent interest income increased $1,099,106 or 23.2% for the second quarter of 2000 compared to the same period of 1999 and increased $2,250,569 or 24.3% for the first six months of 2000 compared to the same period of 1999. The increases in interest income were primarily attributable to increases in interest and fees on loans that resulted from increased volumes of loans and higher rates earned.

         Total interest expense increased $921,187 or 36.1% for the second quarter of 2000 compared to the same period of 1999 and increased $1,665,065 or 32.5% for the first six months of 2000 compared to the same period of 1999. The increases in interest expense were primarily attributable to increases in interest expense on interest bearing deposit accounts, particularly certificates of deposit. These increases resulted from increased volumes of deposits and higher rates paid.

         The net interest margin was 3.18% for the second quarter of 2000 compared to 3.49% for the second quarter of 1999. The net interest margin for the first six months of 2000 was 3.18% compared to 3.37% for the first six months of 1999. The reductions in the net interest margins for the periods compared occurred as the costs of funds, driven by increasing interest rates and a competitive rate environment, increased at a greater rate than the yields on earning assets. The increases in the yields on earning assets were attributable to a combination of increased rates earned on West Pointe's investment and loan portfolios. The increased costs of funds were associated with higher rates paid on all categories of deposits and borrowings.

PROVISION FOR LOAN LOSSES

         The provision for loan losses was $240,000 and $495,000 for the second quarter and first six months of 2000, respectively, compared to $214,797 and $346,491 for the second quarter and first six months of 1999, respectively. The provision for loan losses represents management's judgment of the cost associated with credit risk inherent in the loan portfolio. Factors which influence management's determination of the provision for loan losses include, among other things, size and quality of the loan portfolio measured against prevailing economic conditions, regulatory guidelines, a review of individual loans and historical loan loss experience. The increases in the provision for loan losses for the quarter and six-month period ending June 30, 2000 compared to the same periods of 1999 were primarily attributable to overall growth in the loan portfolio, along with higher levels of net charge-offs. Activity in the allowance for loan losses and nonperforming loan data are presented under "ASSET QUALITY."

NONINTEREST INCOME

         Total noninterest income was $529,070 for the second quarter of 2000 compared to $518,422 for the second quarter of 1999. Noninterest income was $1,018,031 for the first six months of 2000 compared to $979,648 for the same period of 1999. Service charges on deposit accounts increased $26,409 for the second quarter of 2000 compared to the second quarter of 1999 and increased $59,154 for the six-month periods compared. The increases in service charges on deposit accounts for the periods compared were primarily attributable to the growth in the volume of deposit accounts on which service charges are assessed. Income from mortgage banking services decreased $72,379 for the second quarter of 2000 compared to the second quarter of 1999 and decreased $126,699 for the six-month periods compared. The increasing rate environment, evident during the first six months of 2000, was the primary factor leading to the reduction in mortgage banking income for the periods compared as mortgage loan origination activities slowed. Income from trust fees increased $49,924 for the second quarter of 2000 compared to the second quarter of 1999 and increased $45,937 for the six-month periods compared. The increases in income from trust fees were primarily attributable to one-time fees charged in connection with the administration of certain estates coupled with fees charged in connection with a new short-term fiduciary relationship. Credit card income increased $10,832 during the second quarter of 2000 compared to the second quarter of 1999 and increased $25,313 for the six month periods compared. The modest increases in credit card income were primarily due to additional merchant related revenues and additional revenues related to West Pointe's "debit" card product. Net securities gains during the second quarter and the first six months of 1999 totaled $26,078 and $26,378, respectively, compared to a net loss of $203 during both the second quarter and first six months of 2000. Net securities gains in 1999 resulted from opportunities in the market place to take such gains. Other noninterest income includes such items as interchange fees on automated teller machine (ATM) transactions, safe deposit box rental fees, check printing fees and other miscellaneous fees. Other noninterest income increased $22,143 for the second quarter of 2000 compared to the second quarter of 1999 and increased $61,259 for the six-month periods compared. The increases in other noninterest income for the 2000 periods compared to the 1999 periods primarily resulted from growth in fee income associated with ATM's.

NONINTEREST EXPENSE

         Total noninterest expense was $2,003,627 for the second quarter of 2000 compared to $1,666,858 for the second quarter of 1999. For the first six months of 2000, noninterest expense was $3,972,365 compared to $3,283,912 for the same period of 1999. The increases in noninterest expense were primarily attributable to increases in employee compensation and benefits, the largest component of noninterest expense. Employee compensation and other benefit expenses increased $139,839 for the second quarter of 2000 compared to the second quarter of 1999 and increased $329,315 for the six-month periods compared. The increases in employee compensation and benefits for the quarters and six-month periods compared were primarily attributable to normal merit increases and staff additions associated with the opening of two additional banking locations. Net occupancy and furniture and equipment expenses increased $24,759 and $9,582, respectively, during the second quarter of 2000 compared to the second quarter of 1999 and increased $32,656 and $38,922, respectively, for the six-month periods compared. The increases for the periods compared related primarily to occupancy and furniture and equipment expenses associated with the opening of the Dupo, Illinois banking location in the fourth quarter of 1999 and from overall increases in maintenance and repair costs associated with all banking locations. Data processing expenses increased $12,795 for the second quarter of 2000 compared to the second quarter of 1999 and increased $23,267 for the six-month periods compared. The increases in data processing expenses for the periods compared resulted primarily from normal growth in operations. Advertising expenses increased $7,557 for the second quarter of 2000 compared to the second quarter of 1999 and increased $9,876 for the six-month periods compared. Expanded advertising activities and new campaigns related to new branch openings contributed to these increases. Other noninterest expenses increased $142,237 for the second quarter of 2000 compared to the second quarter of 1999 and increased $254,417 for the six-month periods compared. Other noninterest expenses includes such items as legal and professional fees, FDIC insurance premiums, mortgage banking expenses, postage costs and certain credit card program expenses. The increases in other noninterest expenses for the periods compared were partially attributable to increased legal and professional fees and increased FDIC insurance premiums. Numerous other categories of noninterest expenses also contributed to the increases.

INCOME TAX EXPENSE

         West Pointe recorded income tax expense of $39,500 for the second quarter of 2000 compared to $116,500 for the second quarter of 1999. For the first six months of 2000, income tax expense was $66,200 compared to $193,200 for the same period of 1999. The effective income tax rate was 7.5% and 17.0% for the second quarter of 2000 and 1999, respectively. The effective income tax rate was 6.5% and 15.9% for the first six months of 2000 and 1999, respectively. The decreases in the effective tax rates for the 2000 periods compared to the 1999 periods resulted primarily from increased levels of tax-exempt interest as a percentage of income before income taxes and from reduced levels of state income taxes. The reduction in state income taxes primarily resulted from an increase in the level of interest income that is exempt from state income taxes.

FINANCIAL CONDITION

GENERAL

         Certain components of West Pointe's consolidated balance sheet at June 30, 2000 compared to December 31, 1999 are presented in summary form in Table 2. Total assets increased $14,987,247 to $326,741,652 compared to $311,754,405 at
December 31, 1999. This increase primarily resulted from an increase in the volume of loans.

          TABLE 2 - Selected Comparative Balance Sheet Items


                                                          June 30         December 31
                                                           2000              1999
                                                       ------------      ------------
          Total assets............................     $326,741,652      $311,754,405
          Loans...................................      188,616,159       174,192,437
          Investments.............................      108,967,526       108,625,911
          Federal funds sold......................        1,300,000         3,600,000
          Deposits................................      285,298,763       279,142,315
          Repurchase agreements...................        9,729,794         6,938,200
          Other borrowings........................        1,787,500         1,837,500
          Federal Home Loan Bank advances.........       10,000,000         5,000,000
          Stockholders' equity....................       17,866,582        16,980,222

LOANS

         Loans increased 8.3%, or $14,423,722, from year-end 1999 to June 30, 2000. The majority of this increase was derived from growth in the commercial, financial and agricultural and commercial real estate segments of the portfolio. West Pointe also experienced growth in the residential real estate segment of the portfolio. Growth in these segments was partially offset by a reduction in the volume of real estate construction loans.

         Table 3 presents the composition of the loan portfolio by type of borrower and major loan category and the percentage of each to the total portfolio for the periods presented.

          TABLE 3 - Loan Portfolio Composition


                                                     June 30                    December 31
                                                       2000                        1999
                                            -----------------------      -----------------------
          Commercial borrowers:                Amount       Percent         Amount       Percent
                                            ------------    -------      ------------    -------
          Commercial, financial and
               agricultural..............   $ 48,031,331      25.4%      $ 44,469,418       25.5%
          Commercial real estate.........     71,060,779      37.7         61,284,167       35.2
          Real estate construction.......      8,637,813       4.6         11,074,257        6.4
                                            ------------    ------       ------------      -----
                Total commercial.........    127,729,923      67.7        116,827,842       67.1
                                            ------------    ------       ------------      -----

          Consumer borrowers:
          1-4 family residential
               real estate...............     50,016,366      26.5         47,136,881       27.0
          Other consumer loans...........     10,869,870       5.8         10,227,714        5.9
                                            ------------    ------       ------------      -----
                Total consumer...........     60,886,236      32.3         57,364,595       32.9
                                            ------------    ------       ------------      -----

                Total loans..............   $188,616,159     100.0%      $174,192,437      100.0%
                                            ============    ======       ============      =====

INVESTMENTS

         Total investments increased slightly to $108,967,526, at June 30, 2000 compared to $108,625,911 at year-end 1999. At June 30, 2000, approximately 96% of West Pointe's investment portfolio is classified as available for sale. The held-to-maturity portion of the portfolio consists solely of Federal Home Loan Mortgage Corporation and Federal National Mortgage Associations mortgage-backed securities.

         The investment portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds not needed to fund loan demand. The investment portfolio also supplies securities as required collateral for certain deposits and for securities sold under agreements to repurchase. Additional information regarding West Pointe's securities sold under agreements to repurchase is presented and discussed under "Borrowings."

         Available-for-sale investment securities are recorded at fair value. Net unrealized losses on available-for-sale investment securities totaled $3,893,560 at June 30, 2000, compared to net unrealized losses of $4,061,045 at December 31, 1999.

         Table 4 presents the composition of investment securities at their carrying values for the periods presented.

          TABLE 4 - Investment Securities Portfolio Composition


                                                                            June 30           December 31
                                                                              2000                1999
                                                                          ------------        ------------
          Held-to maturity securities:

               Mortgage-backed securities..............................   $  3,860,355        $  4,513,819
                                                                          ============        ============

          Available-for-sale securities:

          Obligations of U. S. government corporations and agencies....     60,931,579          61,089,388
          Mortgage-backed securities...................................      6,902,127           7,346,741
          Obligations of states and political subdivisions.............     36,188,740          34,591,644
          Equity securities............................................      1,084,725           1,084,319
                                                                          ------------        ------------
               Total available-for-sale................................   $105,107,171        $104,112,092
                                                                          ============        ============

DEPOSITS

         West Pointe's deposit base is its primary source of liquidity and consists of deposits originating within the communities served by its banking locations. Deposits are West Pointe's primary and most reliable funding source for interest earning assets.

         Total deposits increased $6,156,448 to $285,298,763 at June 30, 2000 from year-end 1999. The time deposit component of the deposit portfolio increased $8,977,797 from year-end 1999. The increase in time deposits primarily resulted from promotional activities relating to West Pointe's new banking locations in Dupo and Belleville, Illinois. In connection with the opening of these locations, West Pointe featured its 12-month and 18-month certificates of deposit. In addition to the increase in time deposits, savings and money market deposits also increased $3,240,209 from year-end 1999. West Pointe continues to emphasize sales efforts and offers competitive pricing of deposits. The increases in time deposits and savings and money market deposits were partially offset by a reduction of $7,498,312 in interest bearing demand deposits. The decrease in interest bearing demand deposits was attributable to a shift towards higher yielding time deposits coupled with a reduction in balances maintained by one particular public entity.

         Table 5 sets forth the composition of deposits and the percentage of each category to total deposits for the periods presented.

          TABLE 5 - Deposit Liability Composition


                                                               June 30                          December 31
                                                                 2000                              1999
                                                     --------------------------        ----------------------------
                                                        Amount         Percent            Amount           Percent
                                                     ------------     ---------        ------------       ---------
          Noninterest bearing demand deposits.....   $ 28,787,372         10.1%        $ 27,350,618           9.8%
          Interest bearing demand deposits........     34,374,499         12.0           41,872,811          15.0
          Savings and money market deposits.......     58,890,266         20.6           55,650,057          19.9
          Time deposits $100,000 or more..........     45,540,076         16.0           45,906,985          16.5
          Time deposits less than $100,000........    117,706,550         41.3          108,361,844          38.8
                                                     ------------        -----         ------------         -----
               Total deposits.....................   $285,298,763        100.0%        $279,142,315         100.0%
                                                     ============        =====         ============         =====

BORROWINGS

         Total borrowings amounted to $21,517,294 at June 30, 2000, an increase of $7,741,594 from $13,775,700 at year-end 1999. At June 30, 2000 and December
31, 1999, borrowings consisted of securities sold under agreements to repurchase (repurchase agreements), Federal Home Loan Bank advances and a short-term borrowing with an unaffiliated bank.

         Repurchase agreements increased $2,791,594 from year-end 1999. These borrowings serve as an alternative funding source to deposits. The majority of the increase in repurchase agreements was in the form of cash management repurchase agreement accounts. Such accounts involve the daily transfer of excess funds from noninterest bearing deposit accounts into interest bearing cash management repurchase agreement accounts. Cash management repurchase agreement accounts are marketed to commercial and individual deposit customers and are considered to be a stable source of funds. Repurchase agreements, other than cash management repurchase agreements, generally represent an alternative to short-term certificates of deposit.

         Borrowings in the form of Federal Home Loan Bank advances increased from $5,000,000 at December 31, 1999, to $10,000,000 at June 30, 2000. At
December 31, 1999, the Bank had one $5,000,000 advance, which reflected an interest rate of 5.63% and had a scheduled maturity of December 13, 2004. This advance is callable on December 13, 2000 and quarterly thereafter. In addition to this advance, on June 28, 2000, the Bank borrowed an additional $5,000,000 from the Federal Home Loan Bank under a daily line of credit. This additional borrowing was obtained to satisfy loan funding requirements that could not be met with deposit funding sources and is intended to be retained for a short duration.

         At June 30, 2000, other borrowings consisted of a $1,787,500 borrowing under a line of credit with an unaffiliated bank. This line of credit allows for borrowings, by West Pointe, of up to $2,500,000. The line of credit matures on December 7, 2000, and bears interest at a rate of 50 basis points under the prime lending rate. West Pointe originally borrowed $1,837,500 in December 1999. In order to increase the Bank's capital position, $1,500,000 of the borrowing was contributed to the Bank as additional paid in capital. The remaining proceeds from the original borrowing were used to repurchase 6,250 shares of West Pointe's common stock. In April 2000, West Pointe made a $50,000 principal payment on the borrowing.

ASSET QUALITY

         West Pointe's asset quality management program, particularly with regard to loans, is designed to analyze potential risk elements and to support the growth of a high quality loan portfolio. The existing loan portfolio is monitored via West Pointe's loan rating system. The loan rating system is used to determine the adequacy of the allowance for loan losses. West Pointe's loan analysis process proactively identifies, monitors and works with borrowers for whom there are indications of future repayment difficulties. West Pointe's lending philosophy is to invest in the communities served by its banking centers so that it can effectively monitor and control credit risk.

         At June 30, 2000, nonperforming assets totaled $1,651,061, or .51% of total assets, compared to nonperforming assets at year-end 1999 of $2,691,801 or
 .86% of total assets. Nonperforming assets, at December 31, 1999, included $348,792 relating to foreclosed property, which was disposed of prior to June 30, 2000. The foreclosed property dispositions did not produce material losses. Nonperforming loans in the commercial, financial and agricultural and commercial real estate segments of the portfolio decreased $427,997 and $131,459 from December 31, 1999, respectively. In addition, nonperforming loans secured by 1-4 family residential real estate decreased $128,439 since year-end 1999. The decrease in nonperforming loans was partially due to charge-offs of certain nonperforming loans and from efforts to reduce nonperforming loan levels. Management is in various stages of workout or liquidation of the remaining nonperforming loans.

         Table 6 sets forth a summary of West Pointe's loan portfolio mix and nonperforming assets.

TABLE 6 - Loan Portfolio Mix and Nonperforming Assets


                                                   June 30, 2000                          December 31, 1999
                                          ----------------------------------      -----------------------------------
                                            Loans and                               Loans and
                                           Foreclosed         Non-performing       Foreclosed          Non-performing
                                            Property              Assets            Property               Assets
                                          ------------        --------------      ------------         --------------
Commercial borrowers:
Commercial, financial and
     agricultural......................   $ 48,031,331          $  1,327,990      $ 44,469,418          $  1,755,987
Commercial real estate.................     71,060,779                    --        61,284,167               131,459
Real estate construction...............      8,637,813                    --        11,074,257                    --
                                          ------------          ------------      ------------          ------------
          Total commercial.............    127,729,923             1,327,990       116,827,842             1,887,446

Consumer borrowers:
1-4 family residential
     real estate.......................     50,016,366               249,289        47,136,881               377,728
Other consumer loans...................     10,869,870                73,782        10,227,714                77,835
                                          ------------          ------------      ------------          ------------
          Total consumer...............     60,886,236               323,071        57,364,595               455,563
                                          ------------          ------------      ------------          ------------
          Total loans..................    188,616,159             1,651,061       174,192,437             2,343,009
Foreclosed property....................             --                    --           348,792               348,792
                                          ------------          ------------      ------------          ------------
          Total........................   $188,616,159          $  1,651,061      $174,541,229          $  2,691,801
                                          ============          ============      ============          ============

Nonaccrual loans.......................                         $  1,097,727                            $  1,552,319
Accruing loans past due
     90 days or more...................                              553,334                                 790,690
Troubled debt restructurings...........                                   --                                      --
                                                                ------------                             -----------
     Total nonperforming loans.........                            1,651,061                               2,343,009
Foreclosed property....................                                   --                                 348,792
                                                                ------------                             -----------
     Total nonperforming assets........                         $  1,651,061                            $  2,691,801
                                                                ============                            ============

Nonperforming loans to total loans.....                                  .88%                                   1.35%
Nonperforming assets to total loans
     and foreclosed property...........                                  .88%                                   1.54%
Nonperforming assets to total assets...                                  .51%                                    .86%

         Net charge-offs for the second quarter of 2000 totaled $178,237 compared to $170,797 for the second quarter of 1999. During the first six months of 2000, net charge-offs totaled $426,196 compared to $305,491 for the first six months of 1999. Charge-offs recorded during the first six months of 2000 in the commercial, financial and agricultural segment of the loan portfolio totaled $336,790, the majority of which was associated with two commercial borrowers. Charge-offs, in the real estate segment of the portfolio totaling $91,201, were associated with several borrowers. A recovery associated with one particular commercial borrower accounted for the majority of the recoveries recorded during the first six months of 2000.

         West Pointe's allowance for loan losses at June 30, 2000, increased to $1,755,825 from $1,687,021 at December 31, 1999. The increase in the allowance for loan losses was primarily due to overall growth in the loan portfolio. At June 30, 2000, the allowance for loan losses represented 106.35% of nonperforming loans compared to 72.0% at December 31, 1999. The ratio of the allowance for loan losses to total loans was .93% at June 30, 2000 compared to
 .97% at December 31, 1999 and .87% at June 30, 1999. Managements believes that the allowance for loan losses at June 30, 2000 was adequate to absorb potential losses inherent in the loan portfolio. However, past loan loss experience as it relates to current portfolio mix, evaluation of potential losses in the portfolio, subsequent changes in economic conditions and other factors may require changes in the levels of the allowance for loan losses.

         Table 7 presents information pertaining to the activity in and an analysis of West Pointe's allowance for loan losses for the periods presented.

TABLE 7 - Allowance For Loan Losses


                                                         Three Months Ended               Six Months Ended
                                                               June 30                         June 30
                                                    ----------------------------     ----------------------------
                                                       2000              1999            2000             1999
                                                    ----------        ----------     ----------        ----------
Balance at beginning of period...................   $1,694,062        $1,339,000     $1,687,021        $1,342,000
Loans charged off:
     Commercial, financial and agricultural......      101,104           114,293        336,790           265,276
     Real estate:
          Commercial.............................        9,308            44,540          9,308            44,540
          Residential............................       81,893            15,786         81,893            17,823
                                                    ----------        ----------     ----------        ----------
               Total real estate.................       91,201            60,326         91,201            62,363
                                                    ----------        ----------     ----------        ----------
     Consumer....................................       16,066               930         29,036             1,426
     Credit cards................................           --                --             --             8,109
                                                    ----------        ----------     ----------        ----------
               Total charge-offs.................      208,371           175,549        457,027           337,174
                                                    ----------        ----------     ----------        ----------

Recoveries of loans previously charged off:
     Commercial, financial and agricultural......       30,000             3,629         30,000             8,652
     Consumer....................................           11             1,057            656            22,940
     Credit cards................................          123                66            175                91
                                                    ----------        ----------     ----------        ----------
               Total recoveries..................       30,134             4,752         30,831            31,683
                                                    ----------        ----------     ----------        ----------

Net charge-offs..................................      178,237           170,797        426,196           305,491
Provision for loan losses........................      240,000           214,797        495,000           346,491
                                                    ----------        ----------     ----------        ----------
Balance at end of period.........................   $1,755,825        $1,383,000     $1,755,825        $1,383,000
                                                    ==========        ==========     ==========        ==========

Net charge-offs (annualized) as a
     percent of average total loans..............          .39%              .45%           .48%              .42%
Allowance for loan losses to total loans.........          .93%              .87%           .93%              .87%
Allowance for loan losses to
     nonperforming loans.........................       106.35%            87.09%        106.35%            87.09%

CAPITAL RESOURCES

CAPITAL RESOURCES

         Total stockholders' equity increased $886,360 from $16,980,222 at December 31, 1999 to $17,866,582 at June 30, 2000. Net income for the six-month period ended June 30, 2000 was $947,650.

         Financial institutions are required to maintain ratios of capital to assets in accordance with guidelines promulgated by the federal banking regulators. The guidelines are commonly known as "Risk-Based Guidelines" as they define the capital level requirements of a financial institution based upon the level of credit risk associated with holding various categories of assets. The Risk-Based Guidelines require minimum ratios of Tier 1 and Total Capital to risk-weighted assets of 4% and 8%, respectively. At June 30, 2000, West Pointe's Tier 1 and Total capital ratios were 9.39% and 10.20%, respectively. In addition to the Risk-Based Guidelines, the federal banking agencies have established a minimum leverage ratio guideline for financial institutions (the "Leverage Ratio Guideline"). The Leverage Ratio Guideline provides for a minimum ratio of Tier 1 capital to average assets of 4%. West Pointe's leverage ratio at June 30, 2000, was 6.32%. Accordingly, West Pointe has satisfied these regulatory guidelines.

         West Pointe recently completed construction of a new branch office located in Belleville, Illinois, consisting of approximately 15,600 square feet. Construction costs of this new branch office totaled approximately $2,627,584. The new branch office opened for business on June 16, 2000. West Pointe does not expect to incur any significant additional capital expenditures in the near future regarding this facility.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There has been no material change to the market risk position from that disclosed as of December 31, 1999, the end of the last fiscal year.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceedings before any court, administrative agency or any tribunal, nor is the Company aware of any litigation which is threatened against it in any court, administrative agency, or other tribunal. The Bank is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business from time to time. Based upon its evaluation of available information, management does not believe that any pending claims, lawsuits or administrative proceedings are likely, individually or in the aggregate, to have a material adverse effect upon the Bank's financial position, results of operations or cash flows.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders of the Company was held on June 14, 2000. At this meeting, the individuals named below were elected or re-elected to the Board of Directors of the Company to serve terms which will expire in 2003.


         Name of Director      Votes For   Votes Against/Withheld    Abstentions
         Terry W. Schaefer       366,245             0                   0
         Edward J. Szewczyk      366,245             0                   0
         Wayne W. Weeke          366,245             0                   0

         All of the Directors of the Company subject to re-election were re-elected.

         The following directors' terms of office continued after the meeting and do not expire until:


         Name of Director                  Expiration of Current Term
         William C. Allison                           2001
         Harry E. Cruncleton                          2001
         David G. Embry                               2002
         Jack B. Haydon                               2002
         Charles G. Kurrus III                        2002

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:  See Exhibit Index on page 21 hereof.

        (b) Reports on Form 8-K: No reports on Form 8-K were filed by West Pointe during the second quarter of 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          WEST POINTE BANCORP, INC.
                                      ---------------------------------------
                                                  (Registrant)


DATE:  August 9, 2000                 By:/s/ Terry W. Schaefer
---------------------                    ---------------------
                                             Terry W. Schaefer
                                             President and Chief
                                             Executive Officer



DATE:  August 9, 2000                 By:/s/ Bruce A. Bone
---------------------                    -----------------
                                             Bruce A. Bone
                                             Senior Vice President and
                                             Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                       DESCRIPTION


11.1 Computation of Net Income Per Share (incorporated by reference to Note C to West Pointe's unaudited interim consolidated financial statements included herein).

27.1                       Financial Data Schedule.