Form 10-Q
period 2000-09-30
WEST POINTE BANCORP INC
filed 2000-11-09
CIK 1040589

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period             to
                                               -------         -------

                           Commission File No. 0-30505
                                               -------

                            WEST POINTE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

       Illinois                                          36-4149655
  ------------------------                     -------------------------------
  (State of incorporation)                    (IRS Employer Identification No.)

                            West Pointe Bancorp, Inc.
                              5701 West Main Street
                           Belleville, Illinois 62226
                 ----------------------------------------------
                    (Address of principal executive offices)

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

                              Yes [X]          No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

      Class                              Outstanding at October 31, 2000
-------------------------                -------------------------------
Common stock $1 par value                           489,959

                                TABLE OF CONTENTS




                                                                                                   Page
                                                                                                   ----
PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
                           Consolidated Balance Sheets                                              3
                           Consolidated Statements of Income                                        4
                           Consolidated Statement of Changes in Stockholders' Equity
                                and Comprehensive Income                                            5
                           Consolidated Statements of Cash Flows                                    6
                           Notes to Consolidated Financial Statements                               7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                     8

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                                                17

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                                                18

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                        18

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                  18

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS                                                                          18

         ITEM 5.  OTHER INFORMATION                                                                18

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                 18

SIGNATURE PAGE                                                                                     19

EXHIBIT INDEX                                                                                      20



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WEST POINTE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                                    SEPTEMBER 30        DECEMBER 31
                                                                                                        2000                1999
                                                                                                   -------------      --------------
ASSETS
     Cash and due from banks                                                                       $  10,294,366      $  12,065,796
     Federal funds sold                                                                                3,900,000          3,600,000
     Interest bearing due from banks                                                                     205,889            408,261
     Time certificates of deposit                                                                         99,800            267,170
     Investment securities:
          Held-to-maturity (fair value of $3,269,401 and $4,450,592
               at September 30, 2000 and December 31, 1999, respectively)                              3,309,453          4,513,819
          Available-for-sale, at fair value (cost of $119,686,059 and
               $108,173,137 at September 30, 2000 and December 31, 1999, respectively)               117,083,111        104,112,092
     Loans                                                                                           187,884,007        174,192,437
          Allowance for loan losses                                                                   (1,840,159)        (1,687,021)
                                                                                                   -------------      -------------
               Net Loans                                                                             186,043,848        172,505,416
     Accrued interest receivable                                                                       2,743,401          2,102,319
     Other real estate                                                                                    98,050            348,792
     Bank premises and equipment                                                                      12,224,545          8,862,171
     Income taxes receivable                                                                             433,186            124,753
     Deferred tax asset, net                                                                           1,548,531          2,038,178
     Other assets                                                                                      2,851,111            805,638
                                                                                                   -------------      -------------
               TOTAL ASSETS                                                                        $ 340,835,291      $ 311,754,405
                                                                                                   =============      =============

LIABILITIES
     Deposits:
          Noninterest bearing                                                                      $  29,222,612      $  27,350,618
          Interest bearing                                                                           272,928,364        251,791,697
                                                                                                   -------------      -------------
               Total Deposits                                                                        302,150,976        279,142,315
     Securities sold under agreements to repurchase                                                   10,772,850          6,938,200
     Other borrowings                                                                                  1,737,500          1,837,500
     Federal Home Loan Bank advances                                                                   5,000,000          5,000,000
     Accrued interest payable                                                                          1,449,170          1,137,399
     Other liabilities                                                                                 1,049,897            718,769
                                                                                                   -------------      -------------
               TOTAL LIABILITIES                                                                     322,160,393        294,774,183
Commitments and contingent liabilities                                                                        --                 --

STOCKHOLDERS' EQUITY
     Preferred stock, $1 par value - 50,000 shares authorized;
          none issued or outstanding at September 30, 2000 or December 31, 1999                               --                 --
     Common stock, $1 par value - 1,000,000 shares authorized; 496,209 and 496,169
          shares issued at September 30, 2000 and December 31, 1999, respectively                        496,209            496,169
     Surplus                                                                                          12,751,596         12,749,474
     Retained earnings                                                                                 7,378,421          6,589,927
     Treasury stock, 6,250 shares at cost                                                               (337,500)          (337,500)
     Accumulated other comprehensive loss                                                             (1,613,828)        (2,517,848)
                                                                                                   -------------      -------------
               TOTAL STOCKHOLDERS' EQUITY                                                             18,674,898         16,980,222
                                                                                                   -------------      -------------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 340,835,291      $ 311,754,405
                                                                                                   =============      =============


See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                SEPTEMBER 30                       SEPTEMBER 30
                                                      ------------------------------    -------------------------------
                                                           2000               1999           2000               1999
                                                      ----------------  ------------    ----------------    -----------
Interest and Fee Income:
     Interest and fees on loans                       $  4,279,982      $  3,533,798     $ 12,092,679      $  9,781,446
     Interest on U.S. Treasuries and agencies            1,304,999           909,204        3,783,824         2,670,318
     Interest on state and municipal obligations           401,935           399,355        1,233,027         1,194,819
     Interest on federal funds sold                        100,049            63,106          207,746           185,477
     Interest on deposits with banks                         5,359            10,962           22,397            71,461
                                                      ------------      ------------     ------------      ------------
          TOTAL INTEREST AND FEE INCOME                  6,092,324         4,916,425       17,339,673        13,903,521
Interest Expense:
     NOW, money market and savings deposits              1,003,861           585,787        2,832,000         1,668,574
     Certificates of deposit                             2,692,267         1,948,922        7,203,907         5,709,792
     Securities sold under agreements to repurchase        133,449            88,128          346,216           233,486
     Other borrowings                                       40,037             3,830          125,632            10,284
     Federal Home Loan Bank advances                        85,270            62,538          231,294           186,169
                                                      ------------      ------------     ------------      ------------
          TOTAL INTEREST EXPENSE                         3,954,884         2,689,205       10,739,049         7,808,305
                                                      ------------      ------------     ------------      ------------
               NET INTEREST INCOME                       2,137,440         2,227,220        6,600,624         6,095,216
Provision for Loan Losses                                  733,000           226,641        1,228,000           573,132
                                                      ------------      ------------     ------------      ------------
               NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                 1,404,440         2,000,579        5,372,624         5,522,084
Noninterest Income:
     Service charges on deposits                           262,011           205,851          704,372           589,058
     Mortgage banking                                       46,069            92,003          170,936           343,569
     Trust fees                                            111,895            80,915          292,328           215,411
     Credit card income                                     68,162            56,739          194,313           157,577
     Investment securities gains                             5,172                --            4,969            26,378
     Other                                                  99,417            53,755          243,839           136,918
                                                      ------------      ------------     ------------      ------------
          TOTAL NONINTEREST INCOME                         592,726           489,263        1,610,757         1,468,911
Noninterest Expense:
     Employee compensation and other benefits            1,050,484           891,878        3,075,442         2,587,521
     Occupancy, net                                        160,090           121,162          405,668           334,084
     Furniture and equipment                               133,049            96,906          349,443           274,378
     Data processing                                        94,346            81,417          272,977           236,781
     Advertising                                            75,957            72,437          222,550           209,154
     Other                                                 602,930           499,380        1,763,141         1,405,174
                                                      ------------      ------------     ------------      ------------
          TOTAL NONINTEREST EXPENSE                      2,116,856         1,763,180        6,089,221         5,047,092
                                                      ------------      ------------     ------------      ------------
INCOME (LOSS) BEFORE INCOME TAXES                         (119,690)          726,662          894,160         1,943,903
Income Tax Expense (Benefit)                              (210,400)          142,200         (144,200)          335,400
                                                      ------------      ------------     ------------      ------------

NET INCOME                                            $     90,710      $    584,462     $  1,038,360      $  1,608,503
                                                      ============      ============     ============      ============

Average Shares Outstanding:
     Basic                                                 489,946           477,161          489,933           455,226
     Diluted                                               493,613           481,070          493,600           457,957
Per Share Data:
     Net income:
          Basic                                       $        .19      $       1.22     $       2.12      $       3.53
                                                      ============      ============     ============      ============
          Diluted                                     $        .18      $       1.21     $       2.10      $       3.51
                                                      ============      ============     ============      ============

     Dividends declared                               $        .17      $        .17     $        .51      $        .49
                                                      ============      ============     ============      ============


See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)


                                                                   NINE MONTHS ENDED SEPTEMBER 30, 2000
                                         -------------------------------------------------------------------------------------------
                                          PREFERRED      COMMON                         COMPREHENSIVE    RETAINED         TREASURY
                                            STOCK         STOCK           SURPLUS         INCOME         EARNINGS          STOCK
                                         -----------   -----------      ------------    -------------  ------------    -------------
Balance - December 31, 1999              $  --         $   496,169      $12,749,474                    $  6,589,927    $   (337,500)
  Issuance of common stock                  --                  40            2,122                              --              --
  Net income                                --                  --               --     $1,038,360        1,038,360              --
  Other comprehensive
    income, net of
    tax-unrealized gains
    on securities, net of
    reclassification
    adjustment (1)                          --                  --               --        904,020               --              --
  Comprehensive income                                                                  ----------
                                                                                        $1,942,380
  Dividends paid                            --                  --               --     ==========         (249,866)             --
                                         -----------   -----------      -----------                    ------------    ------------
Balance - September 30, 2000             $  --         $   496,209      $12,751,596                    $  7,378,421    $   (337,500)
                                         ===========   ===========      ===========                    ============    ============

                                                 NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                -------------------------------------
                                                ACCUMULATED
                                                   OTHER                   TOTAL
                                                COMPREHENSIVE           STOCKHOLDERS'
                                                INCOME (LOSS)              EQUITY
                                                -------------           ------------
Balance - December 31, 1999                     $ (2,517,848)           $ 16,980,222
  Issuance of common stock                                --                   2,162
  Net income                                              --               1,038,360
  Other comprehensive
    income, net of
    tax-unrealized gains
    on securities, net of
    reclassification
    adjustment (1)                                   904,020                 904,020
  Comprehensive income

  Dividends paid                                          --                (249,866)
                                                ------------            ------------
Balance - September 30, 2000                    $ (1,613,828)           $ 18,674,898
                                                ============            ============



(1) Disclosure of reclassification adjustment:


                                                                                   NINE MONTHS
                                                                                      ENDED
                                                                                   SEPTEMBER 30,
                                                                                       2000
                                                                                   -------------
     Unrealized gains arising during the period                                      $909,790
     Less reclassification adjustment for gains included in net income                 (5,770)
                                                                                     --------
     Unrealized gains on investment securities                                       $904,020
                                                                                     ========


See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                   NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30
                                                                                     ----------------------------------------------
                                                                                         2000                             1999
                                                                                     ------------                    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                      $  1,038,360                    $  1,608,503
     Adjustments to reconcile net income to net cash provided
          by operating activities:
               Depreciation and amortization:
                    Bank premises and equipment                                           373,430                         298,891
                    Discounts and premiums                                               (178,602)                        (18,211)
               Increase in accrued interest receivable                                   (641,082)                       (506,662)
               Increase in accrued interest payable                                       311,771                          76,857
               Decrease in income taxes, net                                             (372,863)                       (115,631)
               Gains on sale of investment securities, net                                 (4,969)                        (26,378)
               Losses on sale of other real estate, net                                    23,426                              --
               Provision for loan losses                                                1,228,000                         573,132
               Net change in other assets and other liabilities                        (1,713,916)                        159,889
                                                                                     ------------                    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  63,555                       2,050,390

CASH FLOWS FROM INVESTING ACTIVITIES
     (Increase) decrease in time certificates of deposit                                  167,389                          (8,938)
     Principal repayments on investment securities                                      1,942,680                       1,840,159
     Sales of investment securities available for sale                                  7,575,238                       7,442,659
     Maturities of investment securities available for sale                            24,119,000                       8,232,000
     Purchases of investment securities available for sale                            (43,761,922)                    (41,436,582)
     Net increase in loans                                                            (14,912,616)                    (28,293,214)
     Sales of other real estate                                                           373,500                         131,553
     Purchases of bank premises and equipment                                          (3,737,433)                     (1,479,844)
     Proceeds from sales of bank premises and equipment                                     1,200                              --
                                                                                     ------------                    ------------
NET CASH USED IN INVESTING ACTIVITIES                                                 (28,232,964)                    (53,572,207)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in noninterest bearing deposits                                       1,871,994                       1,174,544
     Net increase in interest bearing deposits                                         21,136,667                      45,911,410
     Net increase in securities sold under agreements to repurchase                     3,834,650                       3,296,090
     Repayments of other borrowings                                                      (100,000)                             --
     Proceeds from FHLB advances                                                        5,000,000                              --
     Repayments of FHLB advances                                                       (5,000,000)                             --
     Proceeds from issuance of common stock                                                 2,162                       2,602,908
     Dividends paid                                                                      (249,866)                       (225,530)
                                                                                     ------------                    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              26,495,607                      52,759,422
                                                                                     ------------                    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (1,673,802)                      1,237,605
Cash and cash equivalents - Beginning of year                                          16,074,057                      18,539,262
                                                                                     ------------                    ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                            $ 14,400,255                    $ 19,776,867
                                                                                     ============                    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid                                                                   $ 10,427,278                    $  7,731,448
     Income taxes paid                                                                    309,650                         451,032

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

         The consolidated financial statements include the accounts of the Company's subsidiary. West Pointe is a bank holding company that engages in its business through its sole subsidiary, West Pointe Bank And Trust Company (the "Bank"), an Illinois chartered commercial bank. All material intercompany transactions and balances are eliminated.

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

NOTE C--NET INCOME PER SHARE

         The calculation of net income per share is summarized as follows:

                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                           SEPTEMBER 30                SEPTEMBER 30
                                                    -------------------------   -------------------------
                                                       2000           1999         2000          1999
                                                    ----------     ----------   ----------     ----------
  Basic
     Net Income ................................    $   90,710     $  584,462   $1,038,360     $1,608,503
                                                    ==========     ==========   ==========     ==========

     Average common shares outstanding .........       489,946        477,161      489,933        455,226
                                                    ==========     ==========   ==========     ==========
     Net income per common share - basic .......    $      .19     $     1.22   $     2.12     $     3.53
                                                    ==========     ==========   ==========     ==========
Diluted
     Net Income ................................    $   90,710     $  584,462   $1,038,360     $1,608,503
                                                    ==========     ==========   ==========     ==========

     Average common shares outstanding .........       489,946        477,161      489,933        455,226

     Dilutive potential due to stock options ...         3,667          3,909        3,667          2,731
                                                    ----------     ----------   ----------     ----------

     Average common shares outstanding .........       493,613        481,070      493,600        457,957
                                                    ==========     ==========   ==========     ==========
     Net income per common share - diluted .....    $      .18     $     1.21   $     2.10     $     3.51
                                                    ==========     ==========   ==========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion describes West Pointe's results of operations during the three-month and nine-month periods ended September 30, 2000 and 1999, and its financial condition, asset quality, and capital resources as of September 30, 2000. This discussion should be read in conjunction with West Pointe's unaudited consolidated financial statements and notes thereto. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

OVERVIEW

         Net income for the third quarter of 2000 was $90,710 or $.18 per diluted common share compared to net income of $584,462 or $1.21 per diluted common share for the third quarter of 1999. Net income for the first nine months of 2000 was $1,038,360 or $2.10 per diluted common share compared to net income of $1,608,503 or $3.51 per diluted common share for the first nine months of 1999. Return on average assets for the third quarter and first nine months of 2000 was .11% and .43%, respectively, compared to .84% and .80% for the third quarter and first nine months of 1999, respectively. Return on average equity for the third quarter and first nine months of 2000 was 2.01% and 7.87%, respectively, compared to 14.28% and 13.24% for the third quarter and first nine months of 1999, respectively.

         The decreases in net income, for the quarters and nine month periods compared, were primarily attributable to the recording of an additional provision for loan losses during the third quarter of 2000, coupled with additional expenses associated with the opening of two new banking locations. These items were partially offset by increases in noninterest income and reduced income tax expenses. The additional provision for loan losses resulted from management's assessment of the loan portfolio and in particular to cover $633,000 of charge-offs associated with loans to two commercial borrowers.

         Total assets at September 30, 2000 increased to $340,835,291 from $311,754,405 at December 31, 1999.

RESULTS OF OPERATIONS

         Table 1 summarizes West Pointe's statement of income and the change in each category for the periods presented.

TABLE 1 - Comparative Statements of Income

                                                               Three Months Ended
                                                                  September 30                           Change
                                                         ------------------------------       --------------------------
                                                            2000               1999              Amount          Percent
                                                         -----------        -----------       -----------        -------
Total interest income
     (fully tax-equivalent) .....................        $ 6,205,723        $ 5,050,066       $ 1,155,657           22.9%
Total interest expense ..........................          3,954,884          2,689,205         1,265,679           47.1
                                                         -----------        -----------       -----------
          Net interest income ...................          2,250,839          2,360,861          (110,022)          (4.7)
Provision for loan losses .......................            733,000            226,641           506,359          223.4
Noninterest income:
     Service charges on deposits ................            262,011            205,851            56,160           27.3
     Mortgage banking ...........................             46,069             92,003           (45,934)         (49.9)
     Trust fees .................................            111,895             80,915            30,980           38.3
     Credit card income .........................             68,162             56,739            11,423           20.1
     Investment securities gains ................              5,172                 --             5,172             NM
     Other ......................................             99,417             53,755            45,662           84.9
                                                         -----------        -----------       -----------
          Total .................................            592,726            489,263           103,463           21.1
                                                         -----------        -----------       -----------
Noninterest expense:
     Employee compensation and other benefits ...          1,050,484            891,878           158,606           17.8
     Occupancy, net .............................            160,090            121,162            38,928           32.1
     Furniture and equipment ....................            133,049             96,906            36,143           37.3
     Data processing ............................             94,346             81,417            12,929           15.9
     Advertising ................................             75,957             72,437             3,520            4.9
     Other ......................................            602,930            499,380           103,550           20.7
                                                         -----------        -----------       -----------
          Total .................................          2,116,856          1,763,180           353,676           20.1
                                                         -----------        -----------       -----------
Income (loss) before income taxes ...............             (6,291)           860,303          (866,594)        (100.7)
Less:  tax-equivalent adjustment ................            113,399            133,641           (20,242)         (15.1)
Income tax expense (benefit) ....................           (210,400)           142,200          (352,600)        (248.0)
                                                         -----------        -----------       -----------
Net income ......................................        $    90,710        $   584,462       $  (493,752)         (84.5)%
                                                         ===========        ===========       ===========




NM-Not Meaningful



                                                                Nine Months Ended
                                                                  September 30                          Change
                                                         ------------------------------       ----------------------------
                                                              2000              1999              Amount         Percent
                                                         ------------       -----------       ----------         ---------
Total interest income
     (fully tax-equivalent) ....................         $ 17,707,942       $14,301,716       $ 3,406,226           23.8 %
Total interest expense .........................           10,739,049         7,808,305         2,930,744           37.5
                                                         ------------       -----------       ------------
          Net interest income ..................            6,968,893         6,493,411           475,482            7.3
Provision for loan losses ......................            1,228,000           573,132           654,868          114.3
Noninterest income:
     Service charges on deposits ...............              704,372           589,058           115,314           19.6
     Mortgage banking ..........................              170,936           343,569          (172,633)         (50.2)
     Trust fees ................................              292,328           215,411            76,917           35.7
     Credit card income ........................              194,313           157,577            36,736           23.3
     Investment securities gains ...............                4,969            26,378           (21,409)         (81.2)
     Other .....................................              243,839           136,918           106,921           78.1
                                                         ------------       -----------       -----------
          Total ................................            1,610,757         1,468,911           141,846            9.7
                                                         ------------       -----------       -----------
 Noninterest expense:
     Employee compensation and other benefits ..            3,075,442         2,587,521           487,921           18.9
     Occupancy, net ............................              405,668           334,084            71,584           21.4
     Furniture and equipment ...................              349,443           274,378            75,065           27.4
     Data processing ...........................              272,977           236,781            36,196           15.3
     Advertising ...............................              222,550           209,154            13,396            6.4
     Other .....................................            1,763,141         1,405,174           357,967           25.5
                                                         ------------       -----------      ------------
           Total ...............................            6,089,221         5,047,092         1,042,129           20.6
                                                         ------------       -----------      ------------
Income before income taxes .....................            1,262,429         2,342,098        (1,079,669)         (46.1)
Less:  tax-equivalent adjustment ...............              368,269           398,195           (29,926)          (7.5)
Income tax expense (benefit) ...................             (144,200)          335,400          (479,600)        (143.0)
                                                         ------------       -----------      ------------
Net income .....................................         $  1,038,360       $ 1,608,503      $   (570,143)         (35.4)%
                                                         ============       ===========      ============

NET INTEREST INCOME

         Tax-equivalent net interest income decreased $110,022 or 4.7% for the third quarter of 2000 compared to the same period of 1999 and increased $475,482 or 7.3% for the first nine months of 2000 compared to the same period of 1999. The decrease in tax-equivalent net interest income for the third quarter of 2000 compared to the same period of 1999 was primarily attributable to a reduced net interest margin, coupled with the increase in the volume of interest bearing liabilities, which exceeded the increase in the volume of interest earning assets. The increase in tax-equivalent net interest income for the first nine months of 2000 compared to the same period of 1999 resulted from increased volumes of interest earning assets and interest bearing liabilities.

         Total tax-equivalent interest income increased $1,155,657 or 22.9% for the third quarter of 2000 compared to the same period of 1999 and increased $3,406,226 or 23.8% for the first nine months of 2000 compared to the same period of 1999. The increases in interest income were primarily attributable to increases in interest and fees on loans and interest income on investment securities. These increases resulted from increased volumes of loans and investment securities and from higher rates earned on these categories.

         Total interest expense increased $1,265,679 or 47.1% for the third quarter of 2000 compared to the same period of 1999 and increased $2,930,744 or 37.5% for the first nine months of 2000 compared to the same period of 1999. The increases in interest expense were primarily attributable to increases in interest expense on interest bearing deposit accounts, particularly certificates of deposit. These increases resulted from increased volumes of deposits and higher rates paid.

         The net interest margin was 2.91% for the third quarter of 2000 compared to 3.61% for the third quarter of 1999. The net interest margin for the first nine months of 2000 was 3.07% compared to 3.43% for the first nine months of 1999. The reductions in the net interest margins for the periods compared occurred as the costs of funds, driven by increasing interest rates and a competitive rate environment, increased at a greater rate than the yields on earning assets. The increases in the yields on earning assets were attributable to a combination of increased rates earned on West Pointe's investment and loan portfolios. The increased costs of funds were associated with higher rates paid on all categories of deposits and borrowings.

PROVISION FOR LOAN LOSSES

         The provision for loan losses was $733,000 and $1,228,000 for the third quarter and first nine months of 2000, respectively, compared to $226,641 and $573,132 for the third quarter and first nine months of 1999, respectively. The provision for loan losses represents management's judgment of the cost associated with credit risk inherent in the loan portfolio. Factors which influence management's determination of the provision for loan losses include, among other things, size and quality of the loan portfolio measured against prevailing economic conditions, regulatory guidelines, a review of individual loans and historical loan loss experience. The increases in the provision for loan losses for the quarter and nine-month period ending September 30, 2000 compared to the same periods of 1999 were primarily attributable to the additional provision described under "OVERVIEW" and from overall growth in the loan portfolio. Activity in the allowance for loan losses and nonperforming loan data are presented under "ASSET QUALITY."

NONINTEREST INCOME

         Total noninterest income was $592,726 for the third quarter of 2000 compared to $489,263 for the third quarter of 1999. Noninterest income was $1,610,757 for the first nine months of 2000 compared to $1,468,911 for the same period of 1999. Service charges on deposit accounts increased $56,160 for the third quarter of 2000 compared to the third quarter of 1999 and increased $115,314 for the nine-month periods compared. The increases in service charges on deposit accounts for the periods compared were primarily attributable to the growth in the volume of deposit accounts on which service charges are assessed. Income from mortgage banking services decreased $45,934 for the third quarter of 2000 compared to the third quarter of 1999 and decreased $172,633 for the nine-month periods compared. The increasing rate environment, evident during the first nine months of 2000, was the primary factor leading to the reduction in mortgage banking income for the periods compared as mortgage loan origination activities slowed. Income from trust fees increased $30,980 for the third quarter of 2000 compared to the third quarter of 1999 and increased $76,917 for the nine-month periods compared. The increases in income from trust fees were primarily attributable to one-time fees charged in connection with the administration of certain estates coupled with fees charged in connection with a new short-term fiduciary relationship. Credit card income increased $11,423 during the third quarter of 2000 compared to the third quarter of 1999 and increased $36,736 for the nine month periods compared. The modest increases in credit card income were primarily due to additional merchant related revenues and additional revenues related to West Pointe's "debit" card product. Net security gains during the third quarter and the first nine months of 2000 totaled $5,172 and $4,969, respectively. No security gains or losses were recorded during the third quarter of 1999. Net security gains recorded during the first nine months of 1999 totaled $26,378. Net security gains in 2000 resulted from management's decision to reconfigure certain segments of the available-for-sale portion of the investment portfolio. Net security gains in 1999 resulted from opportunities in the market place to take such gains. Other noninterest income includes such items as interchange fees on automated teller machine (ATM) transactions, safe deposit box rental fees, check printing fees and other miscellaneous fees. Other noninterest income increased $45,662 for the third quarter of 2000 compared to the third quarter of 1999 and increased $106,921 for the nine-month periods compared. The increases in other noninterest income for the 2000 periods compared to the 1999 periods primarily resulted from growth in fee income associated with ATM's.

NONINTEREST EXPENSE

         Total noninterest expense was $2,116,856 for the third quarter of 2000 compared to $1,763,180 for the third quarter of 1999. For the first nine months of 2000, noninterest expense was $6,089,221 compared to $5,047,092 for the same period of 1999. The increases in noninterest expense were primarily attributable to increases in employee compensation and benefits, the largest component of noninterest expense. Employee compensation and other benefit expenses increased $158,606 for the third quarter of 2000 compared to the third quarter of 1999 and increased $487,921 for the nine-month periods compared. The increases in employee compensation and benefits for the quarters and nine-month periods compared were primarily attributable to normal merit increases and staff additions associated with the opening of two additional banking locations. Net occupancy and furniture and equipment expenses increased $38,928 and $36,143, respectively, during the third quarter of 2000 compared to the third quarter of 1999 and increased $71,584 and $75,065, respectively, for the nine-month periods compared. The increases for the periods compared related primarily to occupancy and furniture and equipment expenses associated with the opening of the Dupo, Illinois banking location and a second Belleville, Illinois banking location in the fourth quarter of 1999 and the second quarter of 2000, respectively. Overall increases in maintenance and repair costs associated with all banking locations also contributed to the increases. Data processing expenses increased $12,929 for the third quarter of 2000 compared to the third quarter of 1999 and increased $36,196 for the nine-month periods compared. The increases in data processing expenses for the periods compared resulted primarily from normal growth in operations. Advertising expenses increased $3,520 for the third quarter of 2000 compared to the third quarter of 1999 and increased $13,396 for the nine-month periods compared. Expanded advertising activities and new campaigns related to the branch openings contributed to these increases. Other noninterest expenses increased $103,550 for the third quarter of 2000 compared to the third quarter of 1999 and increased $357,967 for the nine-month periods compared. Other noninterest expenses includes such items as legal and professional fees, FDIC insurance premiums, mortgage banking expenses, postage costs and certain credit card program expenses. The increases in other noninterest expenses for the periods compared were partially attributable to increased legal and professional fees and increased FDIC insurance premiums. Numerous other categories of noninterest expenses also contributed to the increases.

INCOME TAX EXPENSE

         West Pointe recorded an income tax benefit of $210,400 for the third quarter of 2000 compared to income tax expense of $142,200 for the third quarter of 1999. For the first nine months of 2000, West Pointe recorded an income tax benefit of $144,200 compared to income tax expense of $335,400 for the same period of 1999. The income tax benefits recorded during 2000 occurred as the levels of tax-exempt interest income for both Federal and State purposes exceeded the levels of income before income taxes. The additional provision for loan losses, recorded during the third quarter of 2000, reduced income before income taxes, which in turn, intensified the level of the income tax benefits.

FINANCIAL CONDITION

GENERAL

         Certain components of West Pointe's consolidated balance sheet at September 30, 2000 compared to December 31, 1999 are presented in summary form in Table 2. Total assets increased $29,080,886 to $340,835,291 compared to $311,754,405 at December 31, 1999. This increase primarily resulted from an increase in the volume of loans and investment securities.

TABLE 2 - Selected Comparative Balance Sheet Items

                                                                                         September 30             December 31
                                                                                             2000                     1999
                                                                                     ---------------------    ---------------------
Total assets ...........................................................                  $340,835,291            $311,754,405
Loans ..................................................................                   187,884,007             174,192,437
Investments ............................................................                   120,392,564             108,625,911
Federal funds sold .....................................................                     3,900,000               3,600,000
Deposits ...............................................................                   302,150,976             279,142,315
Repurchase agreements ..................................................                    10,772,850               6,938,200
Other borrowings .......................................................                     1,737,500               1,837,500
Federal Home Loan Bank advances ........................................                     5,000,000               5,000,000
Stockholders' equity ...................................................                    18,674,898              16,980,222

LOANS

         Loans increased 7.9%, or $13,691,570, from year-end 1999 to September 30, 2000. The majority of this increase was derived from growth in the commercial and residential real estate segments of the portfolio. West Pointe also experienced modest growth in the commercial, financial and agricultural and consumer segments of the portfolio. Growth in these segments was partially offset by a reduction in the volume of real estate construction loans.

         Table 3 presents the composition of the loan portfolio by type of borrower and major loan category and the percentage of each to the total portfolio for the periods presented.

TABLE 3 - Loan Portfolio Composition

                                                                          September 30                           December 31
                                                                             2000                                  1999
                                                           ----------------------------------       -------------------------------
Commercial borrowers:                                              Amount             Percent            Amount             Percent
---------------------                                      -------------------        -------       ---------------         -------
Commercial, financial and
     agricultural ..................................           $ 46,949,115              25.0%         $ 44,469,418          25.5%
Commercial real estate .............................             68,589,038              36.5            61,284,167          35.2
Real estate construction ...........................              9,194,322               4.9            11,074,257           6.4
                                                               ------------             -----          ------------         -----
          Total commercial .........................            124,732,475              66.4           116,827,842          67.1
                                                               ------------             -----          ------------         -----

Consumer borrowers:
-------------------
1-4 family residential
     real estate ...................................             51,949,173              27.6            47,136,881          27.0
Other consumer loans ...............................             11,202,359               6.0            10,227,714           5.9
                                                               ------------             -----          ------------         -----
          Total consumer ...........................             63,151,532              33.6            57,364,595          32.9
                                                               ------------             -----          ------------         -----

          Total loans ..............................           $187,884,007             100.0%         $174,192,437         100.0%
                                                               ============             =====          ============         =====

INVESTMENTS

         Total investments increased to $120,392,564 at September 30, 2000 compared to $108,625,911 at year-end 1999. At September 30, 2000, approximately 97% of West Pointe's investment portfolio is classified as available for sale. The held-to-maturity portion of the portfolio consists solely of Federal Home Loan Mortgage Corporation and Federal National Mortgage Association mortgage-backed securities.

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

         Available-for-sale investment securities are recorded at fair value. Net unrealized losses on available-for-sale investment securities totaled $2,602,948 at September 30, 2000, compared to net unrealized losses of $4,061,045 at December 31, 1999.

         Table 4 presents the composition of investment securities at their carrying values for the periods presented.

TABLE 4 - Investment Securities Portfolio Composition

                                                                                                September 30            December 31
                                                                                                    2000                     1999
                                                                                                ------------            ------------
Held-to maturity securities:

     Mortgage-backed securities ....................................................            $  3,309,453            $  4,513,819
                                                                                                ------------            ------------
Available-for-sale securities:

Obligations of U. S. government corporations and agencies ..........................              70,277,206              61,089,388
Mortgage-backed securities .........................................................              11,753,522               7,346,741
Obligations of states and political subdivisions ...................................              33,952,333              34,591,644
Equity securities ..................................................................               1,100,050               1,084,319
                                                                                                ------------            ------------
     Total available-for-sale ......................................................            $117,083,111            $104,112,092
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

         Total deposits increased $23,008,661 to $302,150,976 at September 30, 2000 from year-end 1999. The time deposit component of the deposit portfolio increased $20,581,710 from year-end 1999. The increase in time deposits primarily resulted from promotional activities relating to West Pointe's new banking locations in Dupo and Belleville, Illinois. In connection with the opening of these locations, West Pointe featured its 12-month and 18-month certificates of deposit. In addition to the increase in time deposits, noninterest bearing demand and interest bearing demand deposits also increased $1,871,994 and $1,391,617, respectively, from year-end 1999. West Pointe continues to emphasize sales efforts and offers competitive pricing of deposits. The increases in time deposits and interest bearing demand deposits were partially offset by a modest reduction of $836,660 in savings and money market deposits. The decrease in savings and money market deposits was attributable to a shift towards higher yielding time deposits.

         Table 5 sets forth the composition of deposits and the percentage of each category to total deposits for the periods presented.

         TABLE 5 - Deposit Liability Composition

                                                                        September 30                        December 31
                                                                            2000                               1999
                                                            --------------------------------    ---------------------------------
                                                               Amount              Percent            Amount             Percent
                                                            ------------        ------------    -------------            --------
Noninterest bearing demand deposits ...............         $ 29,222,612              9.7%       $ 27,350,618              9.8%
Interest bearing demand deposits ..................           43,264,428             14.3          41,872,811             15.0
Savings and money market deposits .................           54,813,397             18.1          55,650,057             19.9
Time deposits $100,000 or more ....................           46,328,819             15.3          45,906,985             16.5
Time deposits less than $100,000 ..................          128,521,720             42.6         108,361,844             38.8
                                                            ------------            -----        ------------            -----
     Total deposits ...............................         $302,150,976            100.0%       $279,142,315            100.0%
                                                            ============            =====        ============            =====


BORROWINGS

         Total borrowings amounted to $17,510,350 at September 30, 2000, an increase of $3,734,650 from $13,775,700 at year-end 1999. At September 30, 2000 and December 31, 1999, borrowings consisted of securities sold under agreements to repurchase (repurchase agreements), Federal Home Loan Bank advances and a short-term borrowing with an unaffiliated bank.

         Repurchase agreements increased $3,834,650 from year-end 1999. These borrowings serve as an alternative funding source to deposits. The majority of the increase in repurchase agreements was in the form of cash management repurchase agreement accounts. Such accounts involve the daily transfer of excess funds from noninterest bearing deposit accounts into interest bearing cash management repurchase agreement accounts. Cash management repurchase agreement accounts are marketed to commercial and individual deposit customers and are considered to be a stable source of funds. Repurchase agreements, other than cash management repurchase agreements, generally represent an alternative to short-term certificates of deposit.

         At September 30, 2000 and December 31, 1999 the Bank had one $5,000,000 Federal Home Loan Bank advance, which reflected an interest rate of 5.63% and had a scheduled maturity of December 13, 2004. This advance is callable on December 13, 2000 and quarterly thereafter.

         At September 30, 2000, other borrowings consisted of a $1,737,500 borrowing under a line of credit with an unaffiliated bank. This line of credit allows for borrowings, by West Pointe, of up to $2,500,000. The line of credit matures on December 7, 2000, and bears interest at a rate of 50 basis points under the prime lending rate. West Pointe originally borrowed $1,837,500 in December 1999. At that time, in order to increase the Bank's capital position, $1,500,000 of the borrowing was contributed to the Bank as additional paid in capital. The remaining proceeds from the original borrowing were used to repurchase 6,250 shares of West Pointe's common stock. Since the date of the original borrowing and through September 30, 2000, West Pointe made two principal payments totaling $100,000.

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

         At September 30, 2000, nonperforming assets totaled $717,404, or .21% of total assets, compared to nonperforming assets at year-end 1999 of $2,691,801 or .86% of total assets. Nonperforming assets, at December 31,

1999, included $348,792 relating to foreclosed property, which was disposed of prior to June 30, 2000. The foreclosed property dispositions did not produce material losses. As of September 30, 2000, nonperforming assets included $98,050 relating to foreclosed property. Management does not anticipate any significant losses upon disposition of the remaining foreclosed property. Nonperforming loans in the commercial, financial and agricultural and commercial real estate segments of the portfolio decreased $1,408,836 and $131,459 from December 31, 1999, respectively. In addition, nonperforming loans secured by 1-4 family residential real estate decreased $193,776 since year-end 1999. The decrease in nonperforming loans was primarily due to charge-offs of certain nonperforming loans and from efforts to reduce nonperforming loan levels. Management is in various stages of workout or liquidation of the remaining nonperforming loans.

         Table 6 sets forth a summary of West Pointe's loan portfolio mix and nonperforming assets.

TABLE 6 - Loan Portfolio Mix and Nonperforming Assets

                                                             September 30, 2000                        December 31, 1999
                                                       ------------------------------------    -------------------------------------
                                                        Loans and                               Loans and
                                                        Foreclosed       Non-performing          Foreclosed          Non-performing
                                                        Property             Assets              Property               Assets
                                                       -------------     ------------------    ------------       ------------------
Commercial borrowers:
---------------------
Commercial, financial and
     agricultural ..................................   $ 46,949,115        $    347,151        $ 44,469,418       $  1,755,987
Commercial real estate .............................     68,589,038                --            61,284,167            131,459
Real estate construction ...........................      9,194,322                --            11,074,257               --
                                                       ------------        ------------        ------------       ------------
          Total commercial .........................    124,732,475             347,151         116,827,842          1,887,446

Consumer borrowers:
-------------------
1-4 family residential
     real estate ...................................     51,949,173             183,952          47,136,881            377,728
Other consumer loans ...............................     11,202,359              88,251          10,227,714             77,835
                                                       ------------        ------------        ------------       ------------
          Total consumer ...........................     63,151,532             272,203          57,364,595            455,563
                                                       ------------        ------------        ------------       ------------
          Total loans ..............................    187,884,007             619,354         174,192,437          2,343,009
Foreclosed property ................................         98,050              98,050             348,792            348,792
                                                       ------------        ------------        ------------       ------------
          Total ....................................   $187,982,057        $    717,404        $174,541,229       $  2,691,801
                                                       ============        ============        ============       ============

Nonaccrual loans ...................................                       $    289,975                           $  1,552,319
Accruing loans past due
     90 days or more ...............................                            329,379                                790,690
Troubled debt restructurings .......................                                 --                                     --
                                                                           ------------                           ------------
     Total nonperforming loans .....................                            619,354                              2,343,009
Foreclosed property ................................                             98,050                                348,792
                                                                           ------------                           ------------
     Total nonperforming assets ....................                       $    717,404                           $  2,691,801
                                                                           ============                           ============

Nonperforming loans to total loans .................                                .33%                                  1.35%
Nonperforming assets to total loans
     and foreclosed property .......................                                .38%                                  1.54%
Nonperforming assets to total assets ...............                                .21%                                   .86%

         Net charge-offs for the third quarter of 2000 totaled $648,666 compared to $35,641 for the third quarter of 1999. During the first nine months of 2000, net charge-offs totaled $1,074,862 compared to $341,132 for the first nine months of 1999. Charge-offs recorded during the first nine months of 2000 in the commercial, financial and agricultural segment of the loan portfolio totaled $973,357, the majority of which was associated with two commercial borrowers. Although dialogue between the respective borrowers and management continues, the collection process has continued beyond a reasonable period of time. As a result of sufficient uncertainties, management made a determination to charge-off the respective loans. Charge-offs, in the real estate segment of the portfolio totaling $98,859, were associated with several borrowers. A recovery associated with one particular commercial borrower accounted for the majority of the recoveries recorded during the first nine months of 2000.

         West Pointe's allowance for loan losses at September 30, 2000, increased to $1,840,159 from $1,687,021 at December 31, 1999. The increase in the allowance for loan losses was primarily due to overall growth in the loan portfolio, coupled with management's decision to replenish the allowance with the additional provision for loan losses, made in connection with the aforementioned charge-offs. At September 30, 2000, the allowance for loan losses represented 297.11% of nonperforming loans compared to 72.00% and 71.11% at December 31, 1999 and September 30, 1999, respectively. The ratio of the allowance for loan losses to total loans was .98% at September 30, 2000 compared to .97% at December 31, 1999 and .94% at September 30, 1999. Managements believes that the allowance for loan losses at September 30, 2000 was adequate to absorb potential losses inherent in the loan portfolio. However, past loan loss experience as it relates to current portfolio mix, evaluation of potential losses in the portfolio, subsequent changes in economic conditions and other factors may require changes in the levels of the allowance for loan losses.

         Table 7 presents information pertaining to the activity in and an analysis of West Pointe's allowance for loan losses for the periods presented.

TABLE 7 - Allowance For Loan Losses

                                                                       Three Months Ended                   Nine Months Ended
                                                                          September 30                         September 30
                                                                   ----------------------------        ----------------------------
                                                                      2000            1999               2000             1999
                                                                   -----------     ------------        -----------     ------------
Balance at beginning of period .............................       $1,755,825        $1,383,000        $1,687,021        $1,342,000
Loans charged off:
     Commercial, financial and agricultural ................          636,567               261           973,357           265,537
     Real estate:
          Commercial .......................................            7,658              --              16,966            44,540
          Residential ......................................             --               9,986            81,893            27,809
                                                                   ----------        ----------        ----------        ----------
               Total real estate ...........................            7,658             9,986            98,859            72,349
                                                                   ----------        ----------        ----------        ----------
     Consumer ..............................................            1,358            10,647            30,394            12,073
     Credit cards ..........................................            9,236            19,788             9,236            27,897
                                                                   ----------        ----------        ----------        ----------
               Total charge-offs ...........................          654,819            40,682         1,111,846           377,856
                                                                   ----------        ----------        ----------        ----------

Recoveries of loans previously charged off:
     Commercial, financial and agricultural ................             --                 507            30,000             9,159
     Real estate:
          Residential ......................................            1,654              --               1,654              --
     Consumer ..............................................             --               4,074               656            27,014
     Credit cards ..........................................            4,499               460             4,674               551
                                                                   ----------        ----------        ----------        ----------
               Total recoveries ............................            6,153             5,041            36,984            36,724
                                                                   ----------        ----------        ----------        ----------

Net charge-offs ............................................          648,666            35,641         1,074,862           341,132
Provision for loan losses ..................................          733,000           226,641         1,228,000           573,132
                                                                   ----------        ----------        ----------        ----------
Balance at end of period ...................................       $1,840,159        $1,574,000        $1,840,159        $1,574,000
                                                                   ==========        ==========        ==========        ==========
Net charge-offs (annualized) as a
     percent of average total loans ........................             1.39%              .09%              .79%              .30%
Allowance for loan losses to total loans ...................              .98%              .94%              .98%              .94%
Allowance for loan losses to
     nonperforming loans ...................................           297.11%            71.11%           297.11%            71.11%

CAPITAL RESOURCES

CAPITAL RESOURCES

         Total stockholders' equity increased $1,694,676 from $16,980,222 at December 31, 1999 to $18,674,898 at September 30, 2000. Net income for the nine-month period ended September 30, 2000 was $1,038,360.

         Financial institutions are required to maintain ratios of capital to assets in accordance with guidelines promulgated by the federal banking regulators. The guidelines are commonly known as "Risk-Based Guidelines" as they define the capital level requirements of a financial institution based upon the level of credit risk associated with holding various categories of assets. The Risk-Based Guidelines require minimum ratios of Tier 1 and Total Capital to risk-weighted assets of 4% and 8%, respectively. At September 30, 2000, West Pointe's Tier 1 and Total capital ratios were 9.29% and 10.13%, respectively. In addition to the Risk-Based Guidelines, the federal banking agencies have established a minimum leverage ratio guideline for financial institutions (the "Leverage Ratio Guideline"). The Leverage Ratio Guideline provides for a minimum ratio of Tier 1 capital to average assets of 4%. West Pointe's leverage ratio at September 30, 2000, was 6.02%. Accordingly, West Pointe has satisfied these regulatory guidelines.

         West Pointe recently completed construction of a new branch office located in Belleville, Illinois, consisting of approximately 15,600 square feet. Construction costs of this new branch office totaled approximately $2,512,171. The new branch office opened for business on June 16, 2000. West Pointe does not expect to incur any significant additional capital expenditures in the near future regarding this facility.

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

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits: See Exhibit Index on page 20 hereof.

         (b) Reports on Form 8-K: No reports on Form 8-K were filed by West Pointe during the third quarter of 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    WEST POINTE BANCORP, INC.
                                             -----------------------------------
                                                         (Registrant)


DATE:  November 9, 2000                      By: /s/ Terry W. Schaefer
-----------------------                         --------------------------------
                                                    Terry W. Schaefer
                                                    President and Chief
                                                    Executive Officer



DATE:  November 9, 2000                      By: /s/ Bruce A. Bone
-----------------------                         --------------------------------
                                                    Bruce A. Bone
                                                    Senior Vice President and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                        DESCRIPTION




11.1 Computation of Net Income Per Share (incorporated by reference to Note C of West Pointe's unaudited interim consolidated financial statements included herein).

27.1     Financial Data Schedule.