Form 10-K
period 2000-12-31
WEST POINTE BANCORP INC
filed 2001-03-30
CIK 1040589

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the Fiscal Year Ended December 31, 2000

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


      For the transition period from             to
                                     -----------    ------------

                         Commission File Number: 030505

                            WEST POINTE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

            Illinois                                      36-4149655
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                     Identification Number)

                5701 West Main Street, Belleville, Illinois 62226
                    (Address of Principal Executive Offices)

                                 (618) 234-5700
              (Registrant's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $1.00 per share
                                (Title of Class)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days. YES  [X]        NO  [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         There is no non-voting common equity. There is no active trading market in the Registrant's common equity. Based on information available to West Pointe regarding sales of the company's common stock, the aggregate market value of the common stock held by nonaffiliates is $19,958,565. For this purpose, all shares held by directors, executive officers and shareholders beneficially holding five percent or more of the company's common stock have been treated as held by affiliates.

         As of March 1, 2001 there were 496,230 shares issued, of which 489,980 shares were outstanding, of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2000, are incorporated by reference in Part II.

         Portions of the registrant's proxy statement for its April 11, 2001, annual meeting of shareholders (the "2001 Proxy Statement") are incorporated by reference in Part III.

                                     PART I

ITEM 1.  BUSINESS

BUSINESS OF THE HOLDING COMPANY

      West Pointe Bancorp, Inc., referred to in this Registration Statement as "West Pointe", the "Company", "we", or "us", was incorporated in 1997 under the Illinois Business Corporation Act of 1983, as amended. We are registered as a bank holding company under the Illinois Bank Holding Company Act of 1957, as amended, and the federal Bank Holding Company Act of 1956, as amended. We function as the holder of the capital stock of West Pointe Bank And Trust Company (the "Bank"), our wholly-owned subsidiary. Subject to constraints under the 1956 Act, the Company may acquire or develop other financially oriented businesses in the future, although it has no present commitments for any such acquisition or development. Under Illinois and federal law, the Company may acquire additional banks or engage in other permitted activities which are closely related to banking; the Company has no present commitments for any such bank acquisitions or for engaging in other banking related activities. Any such acquisitions of banks or organizations engaged in permitted activities could be made for stock, cash or debt obligations of the Company.

      At the present time, except as mentioned below, West Pointe has no material assets, liabilities or operations other than those of the Bank, does not own or lease any property and has no paid employees. We utilize the premises and employees of the Bank. As described in our financial statements, West Pointe has entered into a revolving line of credit with an unaffiliated bank that has a current balance of $1,687,500 as of December 31, 2000. See the financial statements of Item 8 of this report, including notes 8 and 19 therein. The executive offices of West Pointe are located at 5701 West Main Street, Belleville, Illinois 62226.

FORWARD LOOKING STATEMENTS

      This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of West Pointe. These forward-looking statements are based on assumptions and describe future plans, strategies, projections and expectations of West Pointe and are generally identified by the use of the terms "believe", "expect", "intend", "anticipate", "estimate", "project", or similar words. West Pointe's ability to predict results or the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on West Pointe's operations include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in West Pointe's market areas and accounting principles and guidelines. All of these uncertainties, as well as others, are present in a banking operation and stockholders are cautioned that management's view of the future on which it prices its products, evaluates collateral, sets loan reserves and estimates costs of operation and regulation may prove to be other than as anticipated.

BANKING PRODUCTS AND SERVICES

      The Bank was established in 1990 under the Illinois Banking Act, and operates in the financial services segment. Since its establishment, it has conducted a general banking business embracing the customary functions of commercial banking, including residential real estate, commercial, industrial and consumer lending, collections, safe deposit operations, and other services tailored to individual customer needs. On April 8, 1997, the Bank became a wholly owned subsidiary of the Company pursuant to the Plan of Reorganization and Exchange dated as of February 12, 1997. At December 31, 2000, the Company had total assets of $341,055,543, total deposits of $301,779,121 and total loans (net of allowance for loan losses of $1,769,693) of $187,654,978. For information relating to our results of operations and other financial data see our Consolidated Financial Statements in Item 7 of this report.

      The Company's primary geographic market areas consist of St. Clair and Monroe Counties in Illinois. The Company believes that the area is experiencing growth in both the commercial and residential populations serviced by the Company. The Company recently completed construction of and opened a new branch office in Belleville, Illinois. Our strategy is to operate as an independent, retail oriented financial institution dedicated to serving the needs of customers in our market areas. Our commitment is to provide a broad range of personalized products and services to meet the needs of our customers.

RISK FACTORS

      An investment in the common stock of West Pointe involves a significant degree of risk. Investors should consider the following risk factors before deciding to invest in the common stock.

UNPREDICTABLE ECONOMIC CONDITIONS MAY HAVE AN ADVERSE EFFECT ON THE QUALITY OF OUR LOAN PORTFOLIO AND OUR FINANCIAL PERFORMANCE

      Economic recession over a prolonged period or other economic problems in our market areas could have a material adverse impact on the quality of our loan portfolio and the demand for our products and services generally. Our success depends significantly on economic conditions. The banking industry in our geographic area is affected by general conditions such as inflation, recession, unemployment and other factors beyond our control.

WE COULD SUFFER LOAN LOSSES FROM A DECLINE IN CREDIT QUALITY

      We could sustain losses if borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans.

CHANGES IN INTEREST RATES MAY DECREASE OUR NET INTEREST INCOME

      If we cannot manage interest rate fluctuations, our net interest income could decrease materially. Our operations depend substantially on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. Like most depository institutions, our earnings and net interest income are affected by changes in market interest rates and other economic factors that are beyond our control. While we take measures to guard against interest rate risk, these measures may not be effective in minimizing our exposure to interest rate risk.

COMPETITION WITH OTHER FINANCIAL INSTITUTIONS COULD ADVERSELY AFFECT OUR PROFITABILITY

      We face substantial competition for loans and deposits. Competition for loans comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Some of our competitors enjoy advantages over us, including greater financial resources, a wider geographic presence or more accessible branch office locations, the ability to offer a wider array of services, or more favorable pricing alternatives and lower origination and operating costs. This competition could decrease the number and size of loans which we make and the interest rate which we receive on these loans.

      We compete for deposits with other depository institutions such as banks, savings institutions, and credit unions, as well as institutions offering uninsured investment alternatives, such as money market funds and mutual funds. These competitors may offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates to attract new deposits. Increased deposit competition could increase our cost of funds and adversely affect our ability to generate the funds necessary for our lending operations.

A LOSS OF OUR SENIOR EXECUTIVES COULD ADVERSELY AFFECT US

      We depend heavily on a few key executive officers. Many of our customers bank with us because they have developed confidence in our senior executives over many years. If we lost these individuals, a substantial loss of business could occur.

GOVERNMENT REGULATION SIGNIFICANTLY AFFECTS OUR BUSINESS

      The banking industry is extensively regulated. Banking regulations are intended primarily to protect depositors and the federal deposit insurance funds, not shareholders. West Pointe and the Bank are subject to regulations and supervision by both state and federal banking regulatory agencies. Regulatory requirements affect our lending practices, capital level, investment practices, dividend policy and growth. Our failure to meet minimum capital requirements could result in actions by our regulators that could adversely affect our ability to pay dividends or otherwise adversely affect our operations.

ABSENCE OF A PUBLIC MARKET FOR OUR COMMON STOCK

      There is no established public market for the common stock, and an active trading market may not develop. Holders of the common stock may have difficulty reselling their shares.

LENDING ACTIVITIES

      The Bank makes and services both secured and unsecured loans to individuals, firms and corporations. The Bank's loan portfolio is composed of loans in the following categories: commercial, financial and agricultural; commercial real estate; real estate construction; consumer residential real estate; and other consumer loans. The percent of loans for the various areas of business of the Bank as of December 31, 2000, based on principal amount, were 24.2% commercial, 27.2% residential real estate, 42.5% other real estate, 3.4% automobile, and 2.7% other consumer loans. As of December 31, 2000, the Bank had 5,066 loans outstanding in the aggregate amount of $189,424,671.

      The commercial, financial and agricultural loan portfolio is diversified and includes loans secured by non-real estate collateral to manufacturers, retailers, distributors, service providers and investors. Emphasis is generally placed upon middle-market and community businesses with financial stability and known local management. Underlying collateral for commercial, financial and agricultural loans includes, but is not limited to, inventory, equipment, vehicles and accounts receivable. In the case of corporations, the Bank may obtain personal guarantees from principal shareholders and/or officers.

      The commercial real estate loan portfolio consists largely of mortgage loans secured by commercial properties located in the communities served by West Pointe's banking centers. A significant portion of the commercial real estate portfolio is comprised of traditional commercial loans with real estate taken as additional collateral. These loans are made to fund the acquisition of buildings and real estate for commercial, industrial, office and retail use. The maximum loan-to-value ratio applicable to improved commercial properties is 85%. Prior approval of the Bank's Loan and Discount Committee is required for new loans with loan-to-value ratios exceeding this limit.

      The real estate construction loan portfolio consists of loans made to finance land development preparatory to erecting new structures or the on-site construction of 1-4 family residences, commercial properties, retail centers, medical and business offices, warehouse facilities and multi-family residential developments. The maximum loan-to-value ratio applicable to loans made for the purpose of land development activities is 75%. The maximum loan-to-value ratios applicable to commercial/multi-family and 1-4 family residential construction loans are 80% and 85%, respectively.

      The 1-4 family residential real estate portfolio is predominantly comprised of loans extended for owner-occupied residential properties. These loans typically are secured by first mortgages on the properties financed and generally have a maximum loan-to-value ratio of 85%. The amortization periods for these loans generally do not exceed twenty years with interest being calculated on a fixed or floating rate basis. The 1-4 family residential real estate category also includes home equity lines of credit and closed-end second mortgage loans. Closed-end second mortgage loans generally bear a fixed rate of interest over a three to five year term with a five to fifteen year amortization, while home equity lines of credit generally have an interest rate indexed to the prime rate. Home equity loans generally have a maximum loan-to-value ratio of 85%. Generally, any portion of 1-4 family residential real estate loans exceeding 80% of the loan-to-value ratio requires private mortgage insurance.

      The consumer loan portfolio consists of both secured and unsecured loans to individuals for household, family, and other personal expenditures such as automobile financing, home improvements and recreational and educational purposes. Consumer loans are typically structured with fixed rates of interest and full amortization of principal and interest within three to five years. The maximum loan-to-value ratio applicable to consumer loans is generally 80%. This category of loans also includes revolving credit products such as checking overdraft protection and MasterCard and VISA credit cards. Consumer loans are either unsecured or are secured with various forms of collateral, other than real estate.

      The Bank's asset quality management program, particularly with regard to loans, is designed to analyze potential risk elements and to support the growth of a profitable and high quality loan portfolio. The Bank employs the use of a loan rating system to monitor the loan portfolio and to determine the adequacy of the allowance for loan losses. The Bank's lending philosophy is to invest in loans in the communities served by its banking centers so it can effectively monitor and control credit risk. The majority of the loan portfolio is comprised of retail loans and loans to small-to-midsized businesses. A periodic review of selected credits (based on loan size) is conducted to identify loans with heightened risks or inherent losses. Factors which could contribute to increased risk in the loan portfolio include, but are not limited to, changes in interest rates, general economic conditions and reduced collateral values. The loan portfolio does not include any loans to foreign countries.

      As of December 31, 2000, the statutory legal lending limit amount for the Bank to loan to one customer was $4,778,968.

DEPOSIT ACTIVITIES

      The Bank offers similar types of deposit accounts to those offered by other financial institutions. The categories of deposit accounts within the Bank's portfolio include non-interest bearing demand deposits, interest bearing demand deposits, savings and money market deposits, time deposits of $100,000 and more, and time deposits of less than $100,000. On December 31, 2000 the Bank had approximately 32,200 deposit accounts representing $301,779,121 in deposits.

      Core deposits originating within the communities served by the our banking locations continue to be the Bank's most reliable and most important source of funds. Deposit products are offered to individuals, partnerships, corporations, public entities and not-for-profit organizations. Within each deposit category, customers have a variety of product options to choose from, each of which may have characteristics specifically suited to their needs. These product options may have variations in service fees, minimum balance requirements and interest rates. In the case of time deposits, the Bank offers a wide variety of products with varying maturity terms and rates. The Bank operates in a highly competitive market place for deposits and strives to price its deposit products accordingly. The Bank has no brokered deposits. No material portion of the Bank's deposits has been obtained from a single customer or customers (including federal, state, and local governments and agencies) the loss of any one or more of which would have a materially adverse effect on the Bank, nor is a material portion of the Bank's deposits concentrated within a single industry or group of related industries.

INVESTMENTS

      The Bank invests a portion of its assets in U.S Treasury and U.S. government corporation and agency obligations, mortgage-backed securities, state, county and municipal obligations and equity securities. The Bank's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at yields and risks relative to yields and risks of the loan portfolio, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. The Bank does not engage in hedging activities.

      The Bank classifies investment securities as available-for-sale or held-to-maturity. Available-for-sale investment securities are held with the option of their disposal in the foreseeable future to meet investment objectives or for other operational needs. Held-to-maturity investment securities generally provide a relatively stable source of income. All of the Bank's held-to-maturity investment securities are Federal Home Loan Mortgage Corporation and Federal National Mortgage Association mortgage-backed securities. At December 31, 2000, the Bank's held-to-maturity portion of the investment securities portfolio reflected a book value of $2,821,121 and a fair value of $2,801,697.

      Available-for-sale investment securities are recorded at fair value. Approximately 98% of the investment securities held in the Bank's investment portfolio are classified as available for sale. At December 31, 2000, the Bank's available-for-sale portion of the investment securities portfolio reflected a fair value of $116,047,494 and an amortized cost of $116,432,183. The U.S. government corporations and agencies portion of the available-for-sale portfolio is comprised primarily of securities issued by the Federal Home Loan Bank. Available-for-sale mortgage-backed securities is comprised of securities issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Government National Mortgage Association. Over 80% of the obligations of states and political subdivisions portion of the available-for-sale portfolio is rated by either Moody's Rating Service or Standard and Poor's Rating Service as "AAA". Holdings of the Federal Home Loan Bank and the Federal National Mortgage Association comprise the equity portion of the available-for-sale portfolio.

      In the foreseeable future, the Bank intends to purchase investment securities with characteristics similar to those currently held in the portfolio.

SUPERVISION AND REGULATION

General

      West Pointe and the Bank are subject to regulation and supervision by various governmental regulatory authorities including, but not limited to, the Board of Governors of the Federal Reserve System (the "FRB"), the Federal Deposit Insurance Corporation (the "FDIC"), and the Illinois Office of Banks and Real Estate ("OBRE"). Financial institutions and their holding companies are extensively regulated under federal and state law. The effect of such statutes, regulations and policies can be significant, and the timing and effect of changes to these laws cannot always be predicted.

      Federal and state laws and regulations generally applicable to financial institutions, such as West Pointe and the Bank, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations, and dividends. This supervision and regulation is intended primarily for the protection of the FDIC's Bank Insurance Fund ("BIF") and the depositors, rather than the stockholders of a financial institution.

      The following references to material statutes and regulations affecting West Pointe and the Bank are brief summaries thereof and are qualified in their entirety by reference to the full text of such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of West Pointe and the Bank.

Bank Holding Company Act Of 1956, As Amended

      A bank holding company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Act"), and must register with the FRB under that Act. A bank holding company is required by the Act to file an annual report of its operations and such additional information as the FRB may require. As a bank holding company, the Company and its bank subsidiary are subject to examination by the FRB. The FRB has jurisdiction to regulate the terms of certain debt issues of bank holding companies and the authority to impose reserve requirements.

         The Act currently prohibits a bank holding company, or any subsidiary thereof other than a bank, from acquiring all or substantially all the assets of any bank, or for a bank holding company or any subsidiary from acquiring more than 5% of the voting shares of any bank, unless the acquiror receives prior approval from the FRB.

      The Act also prohibits, with certain exceptions, a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks, or furnishing services to banks and their subsidiaries. Bank holding companies may engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking as to be a proper incident thereto. Under current regulations of the FRB, a bank holding company and its nonbank subsidiaries are permitted, among other activities, to engage in certain banking-related business ventures, and the activities of the Company's non-bank subsidiaries fall within these permitted activities. Federal law prohibits acquisition of control of a bank or bank holding company without prior notice to certain federal bank regulators. "Control" is defined in certain cases as acquisition of as little as 10% of the outstanding shares of any such entity. Additionally, under certain circumstances a bank holding company is restricted from purchasing its own stock without obtaining approval of the FRB.

Capital Standards

      The FRB, FDIC and other federal banking agencies have established risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations, both for transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are reported as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk.

      A banking organization's qualifying capital is categorized as Tier 1 and Tier 2 capital, as detailed below, and risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. The regulators measure risk-adjusted assets and off-balance sheet items against both Tier 1 capital and total qualifying capital, which is the sum of Tier 1 capital and limited amounts of Tier 2 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for loan losses and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Since December 31, 1992, the federal banking agencies have required that banks maintain a Total capital ratio of at least 8% and a Tier 1 capital ratio of at least 4%.

      In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to average total assets, referred to as the leverage ratio. The regulators also have the discretion to set individual minimum capital requirements for specific institutions at rates above the minimum guidelines and ratios.

Prompt Corrective Action And Other Enforcement Mechanisms

      The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more of the prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. In September of 1992, the federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of the FDICIA. An insured depository institution generally will be classified in the following categories based on capital measures indicated below:

      "Well-Capitalized": Total risk-based capital of 10% or more; Tier 1 risk-based ratio capital of 6% or more; and a Leverage ratio of 5% or more.

      "Adequately Capitalized": Total risk-based capital of at least 8%; Tier 1 risk-based capital of at least 4%; and a Leverage ratio of at least 4%.

      "Undercapitalized": Total risk-based capital less than 8%; Tier 1 risk-based capital less than 4%; or a Leverage ratio less than 4%.

      "Significantly Undercapitalized": Total risk-based capital less than 6%; Tier 1 risk-based capital less than 3%; or a Leverage ratio less than 3%.

      "Critically Undercapitalized": Tangible equity to total assets less than 2%.

      An institution that, based upon its capital levels, is classified as either well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

      If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency. Undercapitalized institutions must submit an acceptable capital restoration plan with a guarantee of performance issued by the holding company. Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. The most important additional measure is that the appropriate federal banking agency is required to either appoint a receiver for the institution within 90 days or obtain the concurrence of the FDIC in another form of action.

      In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a prima facie showing by the agency that such relief is appropriate. Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as further basis for a regulatory action against the holding company.

      As of December 31, 2000 and based on the guidelines set out above, the Company's calculations showed that the Company and the Bank were classified as "well capitalized" under the above guidelines. It is the practice of the Company to comply with all applicable capitalization requirements.

Standards For Safety And Soundness

      The FDICIA, as amended, and the Riegle Community Development and Regulatory Improvement Act of 1994 require the FRB, together with the other federal bank regulatory agencies, to prescribe standards of safety and soundness by regulations or guidelines relating generally to operations and management, asset growth, asset quality, earnings, stock valuation, and compensation. Effective in August of 1995, the FRB and the other federal bank regulatory agencies adopted a set of guidelines prescribing safety and soundness standards pursuant to the FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder.

      In addition, the FRB adopted regulations that authorize, but do not require, the FRB to order an institution that has been given notice that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FRB must issue an order directing action to correct the deficiency and may also issue an order directing other actions of the types to which an undercapitalized institution is subject under the "prompt corrective action" provisions of the FDICIA. If an institution fails to comply with such an order, the FRB may seek to enforce the order in judicial proceedings and to impose civil money penalties. The FRB and the other federal bank regulatory agencies have also adopted guidelines for asset quality and earnings standards.

      A range of other provisions in the FDICIA include requirements applicable to: closure of branches; additional disclosures to depositors with respect to terms and interest rates applicable to deposit accounts; uniform regulations for extensions of credit secured by real estate;

restrictions on activities of and investments by state-chartered banks; modification of accounting standards to conform to generally accepted accounting principles, including the reporting of off-balance sheet items and supplemental disclosure of estimated fair market value of assets and liabilities in financial statements filed with the banking regulators; penalties in making or failing to file assessment reports with the FDIC; restrictions on extensions of credit to directors, officers and principal stockholders; and reporting requirements on agricultural loans and loans to small businesses.

      In August of 1995 the FRB, FDIC and other federal banking agencies published a final rule modifying their existing risk-based capital standards to provide for consideration of interest rate risk when assessing the capital adequacy of a bank. Under the final rule, the FRB and FDIC must explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a bank's capital adequacy.

Dividend Restrictions

      The FRB generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The FRB's policy is that a bank holding company should not initiate or continue cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. A bank holding company is expected to act as a source of financial strength for each of its subsidiary banks and to commit resources to support its subsidiary banks in circumstances when it might not do so absent such policy. Our ability to pay any dividends in the future depends in large part on the ability of the Bank to pay dividends to us. The ability of the Bank to pay dividends is subject to restrictions set forth in the banking and corporate laws of each state and regulations of the FDIC. Additionally, under the FDICIA a bank may not make any capital distribution, including the payment of dividends, if, after making such distribution, the bank would be in any of the "under-capitalized" categories under the FDIC's Prompt Corrective Action regulations.

      Under the Financial Institution's Supervisory Act, the FDIC also has the authority to prohibit a bank from engaging in business practices which the FDIC considers to be unsafe or unsound. It is also possible, depending upon the financial condition of the bank and other factors, the FDIC could assert that the payment of dividends or other payments in some circumstances might be an unsafe or unsound practice and thereby prohibit such payments.

Federal Deposit Insurance.

      Under the FDICIA, the Bank, as an FDIC-insured institution, is required to pay deposit insurance premiums based on the risk it poses to the insurance fund. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve certain designated reserve ratios in the insurance funds and to impose special additional assessments. The assessment rate schedule for premium assessment provides for an assessment range of 0% to 0.27% of deposits, depending on capital and supervisory factors. Each depository institution is assigned to one of three capital groups: "well capitalized," "adequately capitalized" or "under capitalized." Within each capital group, institutions are assigned to one of three supervisory subgroups: "Subgroup A," "Subgroup B" or "Subgroup C". Accordingly, there are nine combinations of capital groups and supervisory subgroups to which varying assessment rates would be applicable. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Deposit insurance may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance. During 2000, the Bank was assessed deposit insurance in the aggregate amount of $97,012.

Restrictions On Affiliate Transactions

      Transactions between a bank holding company and its subsidiary banks are subject to a number of other restrictions. FRB policies forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered or, if no market exists, actual costs plus a reasonable profit. Additionally, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit, sale or lease of property, or furnishing of services. Subject to certain limitations, depository institution subsidiaries of bank holding companies may extend credit to, invest in the securities of, purchase assets from, or issue a guarantee, acceptance, or letter of credit on behalf of, an affiliate, provided that the aggregate of such transactions with affiliates may not exceed 10% of the capital stock and surplus of the institution, and the aggregate of such transactions with all affiliates may not exceed 20% of the capital stock and surplus of such institution. A bank holding company may only borrow from depository institution subsidiaries if the loan is secured by marketable obligations with a value of a designated amount in excess of the loan. Further, the bank holding company may not sell a low-quality asset to a depository institution subsidiary. Bank holding companies are also restricted in the extent to which they and their subsidiaries can borrow or otherwise obtain credit from one another or engage in certain other transactions. The "covered transactions" that an insured depository institution and its subsidiaries are permitted to engage in with their nondepository affiliates are limited to the following amounts: (i) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and the surplus of the insured depository institution; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. In addition, extensions of credit that constitute covered transactions must be collateralized in prescribed amounts. "Covered transactions" are defined by statute to include a loan or extension of credit to the affiliate, a purchase of securities issued by an affiliate, a purchase of assets from the affiliate (unless otherwise exempted by the FRB), the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance, or letter of credit for the benefit of an affiliate.

Community Reinvestment Act

      Under the Community Reinvestment Act ("CRA"), a financial institution has a continuing and affirmative obligation, consistent with the safe and sound operation of such institution, to help meet the credit needs of its entire community, including low-income and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes, consistent with the CRA, are best suited to its particular community. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings.

      In April of 1995, the FRB, the Office of the Comptroller of the Currency and other federal banking agencies adopted amendments revising their CRA regulations. Among other things, the amended CRA regulations substitute for the prior process-based assessment factors a new evaluation system that rates an institution based on its actual performance in meeting community needs. In particular, the new system focuses on three tests: (i) a lending test, to evaluate the institution's record of making loans in its assessment areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution's delivery of services through its branches, automated teller machines and other offices. The amended CRA regulations also clarify how an institution's CRA performance would be considered in the application process. The Bank received a satisfactory rating on its most recent CRA performance evaluation.

Financial Institutions Reform, Recovery And Enforcement Act Of 1988.

      The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") reorganized and reformed the regulatory structure applicable to financial institutions generally. Among other things, FIRREA enhanced the supervisory and enforcement powers for the federal bank regulatory agencies; required insured financial institutions to guaranty repayment of losses incurred by the FDIC in connection with the failure of an affiliated financial institution; required financial institutions to provide their primary federal regulator with notice, under certain circumstances, of changes in senior management and broadened authority for bank holding companies to acquire savings institutions.

      Under FIRREA, federal bank regulators were granted expanded enforcement authority over "institution-affiliated parties" (i.e., officers, directors, controlling stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution). Federal banking regulators have power to bring enforcement actions against insured institutions and institution-affiliated parties, including cease-and-desist orders, prohibition orders, civil money penalties, termination of insurance and the imposition of operating restrictions and capital plan requirements. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Since the enactment of FIRREA, the federal bank regulators have significantly increased the use of written agreements to correct compliance deficiencies with respect to applicable laws and regulations and to ensure safe and sound practices. Violations of such written agreements are grounds for initiation of cease-and-desist proceedings. FIRREA granted the FDIC back-up enforcement authority to recommend enforcement action to an appropriate federal banking agency and to bring such enforcement action against a financial institution or an institution-affiliated party if such federal banking agency fails to follow the FDIC's recommendation. In addition, FIRREA generally requires public disclosure of final enforcement actions by the federal banking agencies.

      FIRREA also established a cross-guarantee provision ("Cross-Guarantee") pursuant to which the FDIC may recover from a depository institution losses that the FDIC incurs in providing assistance to, or paying off the depositors of, any of such depository institution's affiliated insured banks or thrifts. The Cross-Guarantee thus enables the FDIC to assess a holding company's healthy Bank Insurance Fund members and Savings Association Insurance Fund members for the losses of any of such holding company's failed BIF and SAIF members. Cross-Guarantee liabilities are generally superior in priority to obligations of the depository institution to its stockholders due solely to their status as stockholders and obligations to other affiliates. Cross-Guarantee liabilities are generally subordinated to deposit liabilities, secured obligations or any other general or senior liabilities, and any obligations subordinated to depositors or other general creditors.

Monetary Policy And Economic Conditions

      The earnings of the Company are affected by general economic conditions and by the policies of various governmental regulatory authorities. In particular, the actions and policies of the FRB exert a major influence on interest rates charged on loans and paid on deposits, credit conditions, the growth of loans, and the price of assets such as securities. Some of the methods used by the FRB to promote orderly economic growth by influencing interest rates and the supply of money and credit include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. In addition to the actions of the FRB, the Company's earnings are also affected by FDIC insurance premiums. The effect of the various measures used by the FRB and other regulatory authorities on the future business and earnings of the Company cannot be reasonably predicted.

Illinois Regulation

      We are subject to additional regulation under the Illinois Bank Holding Company Act of 1957, as amended. As an Illinois bank holding company, we are subject to examination by OBRE. The Bank is organized under the laws of the State of Illinois and as such is subject to

OBRE supervision. The OBRE requires all state banks to file a full and accurate statement of their affairs annually, and OBRE examiners conduct periodic examinations of state banks.

      The OBRE has the right to promulgate rules and regulations necessary for the supervision and regulation of Illinois banks under its jurisdiction and for the protection of the public investing in such institutions. The regulatory authority of the OBRE includes, but is not limited to, the establishment of reserve requirements; the regulation of the payment of dividends; the regulation of stock repurchases; the regulation of incorporators, shareholders, directors, officers and employees; the establishment of permitted types of withdrawable accounts and types of contracts for savings programs, loans and investments; the regulation of the conduct and management of banks, chartering and branching of institutions, mergers, conversions; and, limitations on investments in and loans to affiliates.

      The OBRE generally conducts regular annual examinations of Illinois banks to assure that these institutions are being operated in compliance with applicable Illinois law and regulations and in a safe and sound manner, and the banks are required to pay the fees for these supervisory operations. The OBRE has the power to remove or impose civil or criminal fines upon any director, officer, employee, or agent of a state bank if such person, in the conduct of the business of the bank, has engaged in an unsafe or unsound practice. Further, if the OBRE finds that a state bank's capital is impaired or in an otherwise unsound condition, its business is being conducted in an unlawful, fraudulent or unsafe manner, its operations are unable to continue, or the OBRE examination is obstructed or impeded, the OBRE must notify the board of directors of its findings. If such condition is not remedied within a prescribed time period, the OBRE must take possession and control of the bank and its assets for the purpose of examination, reorganization or liquidation through receivership.

      Under Illinois law, a bank may pay dividends without OBRE approval so long as the amount of the dividend does not exceed net profits then on hand, after the bank's losses and bad debts, and subject to certain additional OBRE requirements.

Recent Legislation

      These laws and regulations are under constant review by various agencies and legislatures and are subject to sweeping change. Most recently was the passage of financial modernization legislation in late 1999, the Gramm-Leach-Bliley Act ("GLB Act"), which contains major changes in laws that previously kept the banking industry largely separate from the securities and insurance industries. The GLB Act authorizes the creation of a new kind of financial institution, known as a "financial holding company" and a new kind of bank subsidiary called a "financial subsidiary", which may engage in a broader range of investment banking, insurance agency, brokerage, and underwriting activities. The GLB Act also includes privacy provisions that limit banks' abilities to disclose non-public information about customers to non-affiliated entities. Banking organizations are not required to become financial holding companies, but instead may continue to operate as bank holding companies, providing the same services they were authorized to provide prior the enactment of the GLB Act.

           In addition to its regulatory powers, the Federal Reserve impacts the conditions under which the Company operates by its influence over the national supply of bank credit The Federal Reserve Board employs open market operations in U.S. Government securities, changes in the discount rate on bank borrowings, and changes in reserve requirements on bank deposits in implementing its monetary policy objectives. These instruments are used in varying combinations to influence the overall level of bank loans, investments and deposits, the interest rates charged on loans and paid for deposits, the price of the dollar in foreign exchange markets and the level of inflation. The effects of the foregoing on the economic condition of the Company may be significant and cannot be predicted with certainty.

COMPETITION

      We encounter strong competition both in making loans and in attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws permitting multi-bank holding companies, as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In various aspects of its business, the Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that the Bank does not currently provide. In addition, many of the Bank's non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Recent federal and state legislation, including the GLB Act discussed above, has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly. We believe that we compete with approximately 15 financial institutions in our geographic market.

      To compete effectively, the Bank relies upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and employees. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches, while smaller, independent institutions like the Bank tend to compete primarily by rate and personal service.

RECENT DEVELOPMENTS

      In January 2001, through an arrangement with Raymond James Financial Services, Inc., member NASD and SIPC, the Company expanded its' services to include additional investment opportunities. Products available through this arrangement include stocks, bonds, mutual funds, annuities and other non-deposit investment products and services.

EMPLOYEES

      As of December 31, 2000, the Bank employed 106 full-time employees and 16 part-time employees. The Company does not have any employees and uses the employees retained by the Bank. No collective bargaining unit represents the employees. The Company and the Bank consider relations with their employees to be good.

ITEM 2.       PROPERTIES.

      The Company and the Bank both operate out of the Bank's headquarters office and three branch offices, all of which are owned with the exception of one branch office. The following is a brief description of the properties owned and leased by the Company:

           Location                        Size                      Description                 Owned/Leased

Belleville, Illinois                    23,500 s.f.                 Headquarters                     Owned
Belleville, Illinois                    15,600 s.f.                 Branch Office                    Owned
Swansea, Illinois                       7,200 s.f.                  Branch Office                    Owned
Columbia, Illinois                      3,200 s.f.                  Branch Office                   Leased
Dupo, Illinois                          2,900 s.f.                  Branch Office                    Owned
Belleville, Illinois                    21,700 s.f.                Office Space(1)                   Owned

(1) The Company intends to use this property for expansion of Bank operations but is not using the property at this time; part of the property is currently leased to third parties.

ITEM 3.       LEGAL PROCEEDINGS

      Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. The Bank is not a party to any pending legal proceedings that management believes would have a material adverse effect on the financial condition or operations of the Bank.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

      During the fourth quarter of 2000, the Company did not submit any matters to the vote of security holders through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

      Information regarding executive officers is contained in Item 10 of Part III of this report (General Instruction G) and is incorporated herein by reference.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
              MATTERS.

      The section of our Annual Report to the Shareholders for the fiscal year ended December 31, 2000, entitled "Common Stock and Related Matters" is hereby incorporated by reference. No other sections of the Annual Report are incorporated herein by this reference.

RECENT SALE OF UNREGISTERED SECURITIES

      On January 10, 2001 and January 12, 2000, we granted options to purchase an aggregate of 11,000 and 14,000 shares of our common stock, respectively, to employees and directors under the West Pointe Bancorp, Inc. 1998 Stock Option Plan. The exercise prices of these options were $55.00 and $54.00 per share, respectively, the fair market values of our common stock on the dates of grant. The options vest ratably in installments of one-fifth per year starting on the first anniversary of the dates of grant. All of these grants were made in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act of 1933, as amended, pursuant to a written compensatory benefit plan or the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated thereunder. On November 15, 2000, the Company filed a registration statement on Form S-8 registering the shares underlying the options granted.

ITEM 6.       SELECTED FINANCIAL DATA.

      The section of our Annual Report to the Shareholders for the fiscal year ended December 31, 2000, entitled "Selected Consolidated Financial Information" is hereby incorporated by reference. No other sections of such Annual Report are incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The section of the Annual Report to the Shareholders for the fiscal year ended December 31, 2000, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" is hereby incorporated by reference. No other sections of such Annual Report are incorporated herein by this reference.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The sections of our Annual Report to the Shareholders for the fiscal year ended December 31, 2000 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources and Asset/Liability Management." is hereby incorporated herein by reference. No other sections of such Annual Report are incorporated herein by this reference.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The sections of the Annual Report to the Shareholders for the fiscal year ended December 31, 2000, entitled "Quarterly Financial Information (unaudited)," "Independent Auditors'

Report," "West Pointe Bancorp, Inc. and Subsidiary Consolidated Balance Sheets," "West Pointe Bancorp, Inc. and Subsidiary Consolidated Statements of Income," "West Pointe Bancorp, Inc. and Subsidiary Consolidated Statements of Comprehensive Income," "West Pointe Bancorp, Inc. and Subsidiary Consolidated Statements of Stockholders' Equity," "West Pointe Bancorp, Inc. and Subsidiary Consolidated Statements of Cash Flows," and "West Pointe Bancorp, Inc. and Subsidiary Notes to Consolidated Financial Statements" are hereby incorporated by reference. No other sections of such Annual Report are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information regarding directors and executive officers appearing under "Election of Directors (Proxy Item No. 1)" on pages 2-3, the second paragraph of the section entitled "Compensation of Directors" on page 5, and "Certain Other Information Regarding Management--Section 16(a) Beneficial Ownership Reporting Compliance" on page 11, of our Notice of Annual Meeting and Proxy Statement (the "2001 Proxy Statement") dated March 16, 2001, is incorporated herein by reference. No other sections of the 2001 Proxy Statement are incorporated herein by this reference. The following information with respect to the executive officers of the Company on February 15, 2001 is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K.

         Bruce A. Bone, 46, has served as Chief Financial Officer of the Company since 1999 and Executive Vice President since January 2001. Prior to joining the Company in 1999, Mr. Bone served as Senior Vice President for Magna Group, Inc., subsequently acquired by Union Planters Corporation, from 1994 until 1999. Mr. Bone served in other capacities for Magna Group, Inc. since 1977.

         Robert G. Cady, 53, has served as Senior Vice President and Trust Officer of the Bank since 1994.

         James W. Kuehn, 43, has served as Senior Vice President and Senior Lending Officer of the Company since 1994.

         Albert A. Miller, 61, has served as the Senior Vice President of Operations of the Bank since 1998. Prior to joining the Company, Mr. Miller was employed by Boatman's National Bank since 1983.

         Quinten E. Spivey, 59, has served as the Senior Vice President and Trust Officer of the Bank since October 2000. Prior to joining the Company, Mr. Spivey was employed by Magna Group, Inc., subsequently acquired by Union Planters Corporation, from 1982 until September 2000.

ITEM 11.   EXECUTIVE COMPENSATION.

      The sections of the 2001 Proxy Statement, entitled "Compensation of Directors," "Stock Price Performance Graph," "Executive Compensation," and "Certain Agreements" are hereby incorporated by reference. No other sections of the 2001 Proxy Statement are incorporated herein by this reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The section of the 2001 Proxy Statement, entitled "Security Ownership of Management and Certain Beneficial Owners," is hereby incorporated by reference. No other sections of the 2001 Proxy Statement are incorporated herein by this reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The section of the 2001 Proxy Statement, entitled "Certain Other Information Regarding Management" and "Transactions and Relationships; Indebtedness of Management" of the section "Certain Other Information Regarding Management" is hereby incorporated by reference. No other sections of the 2001 Proxy Statement are incorporated herein by this reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINAICIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)     Financial Statements

      The following information appearing in the Company's Annual Report to Shareholders for the Fiscal Year Ended December 31, 2000 is incorporated by reference as Exhibit 13.1 to this Annual Report on Form 10-K. No other sections of such Annual Report are incorporated herein by this reference.


                                                              Annual Report Page
Independent Auditors' Report                                         26

West Pointe Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets as of December 31, 1999 and 2000         27

West Pointe Bancorp, Inc. and Subsidiary
Consolidated Statements of Income for the years ended
December 31, 1998, 1999 and 2000                                     28

West Pointe Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income for the
years ended December 31, 1998, 1999 and 2000                         29

West Pointe Bancorp, Inc. and Subsidiary
Consolidated Statements of Stockholder's Equity for the
years ended December 31, 1998, 1999 and 2000                         30

West Pointe Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows for the
years ended December 31, 1998, 1999 and 2000                         31

Notes to Consolidated Financial Statements                         32-48



(a)(2) No additional Financial Statement Schedules are filed as part of this report pursuant to Item 8 and Item 14(d).

(a)(3)     See Index to Exhibits beginning at page 25 of this report.


(b)  Reports on Form 8-K.

           No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c) The registrant hereby files herewith or incorporates herein by reference (except to the extent otherwise indicated in this report) the exhibits identified on the Index to Exhibits beginning on page 25 of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            West Pointe Bancorp, Inc.

March 28, 2001                      By    /s/ Terry W. Schaefer
                                      ------------------------------------------
                                            Terry W. Schaefer
                                            President, Chief Executive Officer, and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 28, 2001                      By    /s/ Harry E. Cruncleton
                                      ------------------------------------------
                                             Harry E. Cruncleton
                                             Chairman of the Board and Director


March 28, 2001                      By    /s/ Terry W. Schaefer
                                      ------------------------------------------
                                            Terry W. Schaefer
                                            President, Chief Executive Officer, and Director


March 28, 2001                      By    /s/ Bruce A. Bone
                                      ------------------------------------------
                                            Bruce A. Bone
                                            Executive Vice President and Chief Financial Officer
                                            (Principal Accounting Officer and Principal Financial
                                            Officer)


March 28, 2001                      By    /s/William C. Allison
                                      ------------------------------------------
                                            William C. Allison
                                            Director

March 28, 2001                      By    /s/David G. Embry
                                      ------------------------------------------
                                           David G. Embry
                                           Director

March 28, 2001                      By    /s/Jack B. Haydon
                                      ------------------------------------------
                                            Jack B. Haydon
                                            Director


March 28, 2001                      By    /s/Charles G. Kurrus, III
                                      ------------------------------------------
                                            Charles G. Kurrus, III
                                            Director


March 28, 2001                      By    /s/Edward J. Szewczyk
                                      ------------------------------------------
                                            Edward J. Szewczyk
                                            Director


March 28, 2001                      By    /s/Wayne W. Weeke
                                      ------------------------------------------
                                            Wayne W. Weeke
                                            Director


                                  EXHIBIT INDEX


Regulation S-K
EXHIBIT Number             Document
--------------             --------
3.1                  Articles of Incorporation (1)
3.2                  Bylaws of West Pointe Bancorp, Inc. (1)
10.1                 West Pointe Bancorp, Inc. 1998 Stock Option Plan (1)
10.2                 Split Dollar Agreement (1)
10.3                 Employment Agreement with Harry E. Cruncleton* (1)
10.4                 Deferred Director's Fee Program (1)
10.5                 Salary Continuation Agreement with Terry W. Schaefer*
10.6                 Split Dollar Insurance Agreement with Terry W. Schaefer*
13.1                 Annual Report to Shareholders for Fiscal Year ended December 31, 2000
21.1                 Subsidiary of the Registrant (1)
23.1                 Independent Accountant's Consent



(1) Documents incorporated by reference to the Company's Registration Statement on Form 10 (file no. 000-30505) at the corresponding exhibit. All such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

*These agreements are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.