Form 10-Q
period 2001-03-31
WEST POINTE BANCORP INC
filed 2001-05-14
CIK 1040589

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period                 to
                                         ---------------    ---------------

                 Commission File No.        0-30505
                                    ------------------------

                            WEST POINTE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

               Illinois                                    36-4149655
--------------------------------------       -----------------------------------
      (State of incorporation)                (IRS Employer Identification No.)

                            West Pointe Bancorp, Inc.
                              5701 West Main Street
                           Belleville, Illinois 62226
                    (Address of principal executive offices)

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

                       Yes [X]                    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                                       Outstanding at May 9, 2001
-------------------------                             --------------------------
Common stock $1 par value                                       489,996

                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
 PART I - FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
                            Consolidated Balance Sheets                                              3
                            Consolidated Statements of Income                                        4
                            Consolidated Statement of Changes in Stockholders' Equity
                                 and Comprehensive Income                                            5
                            Consolidated Statements of Cash Flows                                    6
                            Notes to Consolidated Financial Statements                               7

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                8

          ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                       ABOUT MARKET RISK                                                            17

 PART II - OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS                                                                18

          ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                        18

          ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                  18

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                   HOLDERS                                                                          18

          ITEM 5.  OTHER INFORMATION                                                                19

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                 19

 SIGNATURE PAGE                                                                                     20

 EXHIBIT INDEX                                                                                      21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WEST POINTE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                               MARCH 31            DECEMBER 31
                                                                                                 2001                  2000
                                                                                            ---------------      ----------------
ASSETS

     Cash and due from banks                                                                   $  9,747,737          $ 10,760,405
     Federal funds sold                                                                           2,000,000             2,600,000
     Interest bearing due from banks                                                             21,735,908               137,560
     Time certificates of deposit                                                                    99,813                99,806
     Investment securities:
          Held-to-maturity (fair value of $2,801,697 at December 31, 2000                                --             2,821,121
          Available-for-sale, at fair value (cost of $104,556,826 and
               $116,432,183 at March 31, 2001 and December 31, 2000, respectively)              105,552,555           116,047,494
     Loans                                                                                      191,836,802           189,424,671
          Allowance for loan losses                                                              (1,849,962)           (1,769,693)
                                                                                            ---------------      ----------------
               Net Loans                                                                        189,986,840           187,654,978
     Accrued interest receivable                                                                  2,392,817             2,937,874
     Other real estate                                                                               94,000               128,850
     Bank premises and equipment                                                                 12,084,595            12,175,886
     Income taxes receivable                                                                        223,856               371,562
     Deferred tax asset, net                                                                        151,124               721,377
     Other assets                                                                                 4,742,684             4,598,630
                                                                                            ---------------      ----------------
               TOTAL ASSETS                                                                    $348,811,929          $341,055,543
                                                                                            ===============      ================

LIABILITIES
     Deposits:

          Noninterest bearing                                                                  $ 29,089,185          $ 31,169,626
          Interest bearing                                                                      279,009,912           270,609,495
                                                                                            ----------------     -----------------
               Total Deposits                                                                   308,099,097           301,779,121
     Securities sold under agreements to repurchase                                               9,664,984             9,808,316
     Other borrowings                                                                             1,637,500             1,687,500
     Federal Home Loan Bank advances                                                              5,000,000             5,000,000
     Accrued interest payable                                                                     1,429,873             1,462,917
     Other liabilities                                                                            1,088,749               857,411
                                                                                            ----------------     -----------------
               TOTAL LIABILITIES                                                                326,920,203           320,595,265
Commitments and contingent liabilities                                                                   --                    --

STOCKHOLDERS' EQUITY
     Preferred stock, $1 par value - 50,000 shares authorized;
          none issued or outstanding at March 31, 2001 or December 31, 2000                              --                    --
     Common stock, $1 par value - 1,000,000 shares authorized; 496,246 and 496,230
          shares issued at March 31, 2001 and December 31, 2000, respectively                       496,246               496,230
     Surplus                                                                                     12,753,712            12,752,840
     Retained earnings                                                                            8,361,915             7,787,215
     Treasury stock, 6,250 shares at cost                                                          (337,500)             (337,500)
     Accumulated other comprehensive income (loss)                                                  617,353              (238,507)
                                                                                            ---------------      ----------------
               TOTAL STOCKHOLDERS' EQUITY                                                        21,891,726            20,460,278
                                                                                            ---------------      ----------------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $348,811,929          $341,055,543
                                                                                            ===============      ================

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31
                                                                  ---------------------------------------
                                                                        2001                  2000
                                                                  -----------------     -----------------
Interest and Fee Income:
     Interest and fees on loans                                         $4,214,823            $3,795,703
     Interest on U.S. Treasuries and agencies                            1,495,520             1,245,567
     Interest on state and municipal obligations                           320,944               412,724
     Interest on federal funds sold                                         33,385                76,746
     Interest on deposits with banks                                       110,696                 8,814
                                                                  -----------------     -----------------
          TOTAL INTEREST AND FEE INCOME                                  6,175,368             5,539,554
Interest Expense:
     NOW, money market and savings deposits                              1,003,127               899,744
     Certificates of deposit                                             2,624,501             2,209,498
     Securities sold under agreements to repurchase                        126,196                95,499
     Other borrowings                                                       35,084                37,616
     Federal Home Loan Bank advances                                        70,387                71,976
                                                                  -----------------     -----------------
          TOTAL INTEREST EXPENSE                                         3,859,295             3,314,333
                                                                  -----------------     -----------------
               NET INTEREST INCOME                                       2,316,073             2,225,221
Provision for Loan Losses                                                  116,000               255,000
                                                                  -----------------     -----------------
               NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                                 2,200,073             1,970,221
Noninterest Income:
     Service charges on deposits                                           268,529               224,467
     Mortgage banking                                                       32,414                64,812
     Trust fees                                                            119,376                69,436
     Credit card income                                                     73,230                57,696
     Gain on sale of investment securities, net                            320,630                   - -
     Other                                                                 177,431                72,550
                                                                  -----------------     -----------------
          TOTAL NONINTEREST INCOME                                         991,610               488,961
Noninterest Expense:
     Employee compensation and other benefits                            1,199,240             1,004,941
     Occupancy, net                                                        172,432               118,626
     Furniture and equipment                                               133,920               105,942
     Data processing                                                        98,314                87,021
     Advertising                                                            71,953                75,593
     Other                                                                 659,553               576,615
                                                                  -----------------     -----------------
          TOTAL NONINTEREST EXPENSE                                      2,335,412             1,968,738
                                                                  -----------------     -----------------
INCOME BEFORE INCOME TAXES                                                 856,271               490,444
Income Tax Expense                                                         193,400                26,700
                                                                  -----------------     -----------------
NET INCOME                                                              $  662,871            $  463,744
                                                                  =================     =================
Average Shares Outstanding:
     Basic                                                                 489,980               489,919
     Diluted                                                               494,048               493,586
Per Share Data:
     Net income:
          Basic                                                              $1.35                  $.95
          Diluted                                                            $1.34                  $.94

     Dividends declared                                                      $ .18                  $.17
                                                                              ====                  ====

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)

                                                            THREE MONTHS ENDED MARCH 31, 2001
                              --------------------------------------------------------------------------------
                              PREFERRED    COMMON                     COMPREHENSIVE    RETAINED      TREASURY
                               STOCK        STOCK         SURPLUS         INCOME       EARNINGS        STOCK
                              ---------   --------     -----------    -------------   ----------    ----------
Balance - December 31, 2000     $ --      $496,230     $12,752,840                    $7,787,215    $(337,500)
  Issuance of common stock        --            16             872                            --           --
  Net income                      --            --              --      $  662,871       662,871           --
  Other comprehensive income,
  net of tax-unrealized
  gains on securities, net of
  reclassification
  adjustment (1)                  --            --              --         855,860            --           --
                                                                        ----------
  Comprehensive income                                                  $1,518,731
                                                                        ==========
  Dividends paid                  --            --              --                       (88,171)          --
                              --------    ---------    -----------                    ----------    ----------
Balance - March 31, 2001        $ --      $496,246     $12,753,712                    $8,361,915    $(337,500)
                              ========    =========    ===========                    ==========    ==========


                                             THREE MONTHS ENDED
                                                MARCH 31, 2001
                                       -----------------------------
                                         ACCUMULATED
                                           OTHER          TOTAL
                                       COMPREHENSIVE   STOCKHOLDERS'
                                       INCOME (LOSS)      EQUITY
                                       -------------   -------------
Balance - December 31, 2000             $(238,507)      $20,460,278
  Issuance of common stock                     --               888
  Net income                                   --           662,871
  Other comprehensive income,
  net of tax-unrealized
  gains on securities, net of
  reclassification
  adjustment (1)                          855,860           855,860

  Comprehensive income

  Dividends paid                               --           (88,171)
                                         ---------     -------------
Balance - March 31, 2001                $ 617,353       $21,891,726
                                         =========     =============

(1) Disclosure of reclassification adjustment:

                                                                       THREE MONTHS
                                                                          ENDED
                                                                      MARCH 31, 2001
                                                                     ----------------
     Unrealized gains arising during the period                         $1,066,757

     Transition adjustment from transfer of securities to
        available for sale on  January 1, 2001                             (12,106)

     Less reclassification adjustment for gains included in net
        income                                                            (198,791)
                                                                     ----------------
     Unrealized gains on investment securities
                                                                        $  855,860
                                                                     ================


See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                  THREE MONTHS ENDED
                                                                                                       MARCH 31
                                                                                     ----------------------------------------------
                                                                                            2001                      2000
                                                                                     --------------------     ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                             $    662,871              $    463,744
     Adjustments to reconcile net income to net cash provided
          by operating activities:
               Depreciation and amortization:
                    Bank premises and equipment                                                  156,083                   105,070
                    Discounts and premiums                                                      (102,648)                 (137,275)
                    Gain on sale of investment securities, net                                  (320,630)                       --
                    Provision for loan losses                                                    116,000                   255,000
               Change in assets and liabilities:
                    (Increase) decrease in accrued interest receivable                           545,057                  (446,167)
                    Increase (decrease) in accrued interest payable                              (33,044)                   13,760
                    Increase in income taxes, net                                                193,401                   109,037
                    Net change in other assets and other liabilities                             187,821                   113,026
                                                                                     --------------------     ---------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      1,404,911                   476,195

CASH FLOWS FROM INVESTING ACTIVITIES
     Principal repayments on investment securities                                             1,115,101                   407,907
     Sales of investment securities available for sale                                        18,793,427                       --
     Maturities of investment securities available for sale                                   16,450,000                24,040,000
     Purchases of investment securities available for sale                                   (21,238,779)              (30,025,425)
     Net increase in loans                                                                    (2,432,586)               (4,074,587)
     Increase in cash surrender value of life insurance policies                                (100,537)                  (50,451)
     Sales of real estate acquired by foreclosure                                                 19,574                       --
     Purchases of bank premises and equipment                                                    (64,792)               (1,454,212)
                                                                                     --------------------     ---------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                           12,541,408               (11,156,768)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in noninterest bearing deposits                                             (2,080,441)               (1,548,646)
     Net increase in interest bearing deposits                                                 8,400,417                 6,228,694
     Net increase (decrease) in securities sold under agreements to repurchase                  (143,332)                2,766,677
     Decrease in other borrowings                                                                (50,000)                       --
     Proceeds from issuance of common stock                                                          888                       729
     Dividends paid                                                                              (88,171)                  (83,287)
                                                                                     --------------------     ---------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      6,039,361                 7,364,167
                                                                                     --------------------     ---------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          19,985,680                (3,316,406)
Cash and cash equivalents - Beginning of year                                                 13,497,965                16,074,057
                                                                                     --------------------     ---------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                   $ 33,483,645              $ 12,757,651
                                                                                     ====================     =====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid                                                                          $  3,892,339              $  3,300,573
     Income taxes paid                                                                                --                       --
     Securities transferred to available for sale                                              2,821,121                       --

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - PRINCIPLES OF ACCOUNTING

     The consolidated financial statements of West Pointe Bancorp, Inc. ("West Pointe") or ("the Company") have been prepared in accordance with generally accepted accounting principles for the banking industry and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual reporting. Reference is hereby made to the notes to consolidated financial statements contained in West Pointe's annual report on Form 10-K. The foregoing consolidated financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been made. All such adjustments are of a normal recurring nature. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

     The consolidated financial statements include the accounts of the Company's subsidiary. West Pointe is a bank holding company that engages in its business through its sole subsidiary, West Pointe Bank And Trust Company (the "Bank"), an Illinois chartered commercial bank. All material intercompany transactions and balances are eliminated.

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

NOTE B - BUSINESS SEGMENTS

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

NOTE C - NET INCOME PER SHARE

     The calculation of net income per share is summarized as follows:

                                                           THREE MONTHS ENDED
                                                                MARCH 31

                                                   ------------------------------------
                                                        2001                2000
                                                   ----------------    ----------------
 Basic
      Net Income..............................            $662,871            $463,744
                                                   ================    ================
      Average common shares outstanding........            489,980             489,919
                                                   ================    ================
      Net income per common share - basic......           $   1.35            $    .95
                                                   ================    ================
 Diluted

      Net Income...............................           $662,871            $463,744
                                                   ================    ================
      Average common shares outstanding........            489,980             489,919

      Dilutive potential due to stock options..              4,068               3,667
                                                   ----------------    ----------------
      Average common shares outstanding........            494,048             493,586
                                                   ================    ================
      Net income per common share - diluted....           $   1.34            $    .94
                                                   ================    ================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion describes West Pointe's results of operations during the three-month periods ended March 31, 2001 and 2000, and its financial condition, asset quality, and capital resources as of March 31, 2001. This discussion should be read in conjunction with West Pointe's unaudited consolidated financial statements and notes thereto. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

OVERVIEW

     Net income for the first quarter of 2001 was $662,871 or $1.34 per diluted common share compared to net income of $463,744 or $.94 per diluted common share for the first quarter of 2000. Return on average assets for the first quarter of 2001 was .78% compared to .59% for the first quarter of 2000. Return on average equity for the first quarter of 2001 was 12.67% compared to 10.80% for the first quarter of 2000.

     The increase in net income, for the quarters compared, was primarily attributable to an increase in noninterest income, in particular, investment securities gains which were generated during the first quarter of 2001, coupled with an increase in net interest income and a reduction in the provision for loan losses. These items were partially offset by increases in noninterest expenses and increased income tax expenses. The investment securities gains resulted from management's decision and opportunities in the market place to sell certain U. S. Government agency securities in the available-for-sale portion of the investment portfolio. In the recent environment of rapidly declining interest rates, the majority of these securities were likely to be called by the issuer in the near future.

     Total assets at March 31, 2001 increased to $348,811,929 from $341,055,543 at December 31, 2000.

RESULTS OF OPERATIONS

     Table 1 summarizes West Pointe's statement of income and the change in each category for the periods presented.

TABLE 1 - Comparative Statements of Income

                                                               Three Months Ended
                                                                    March 31                                   Change
                                                      --------------------------------------      ---------------------------------
                                                            2001                 2000                  Amount            Percent
                                                      -----------------    -----------------      -----------------    ------------
Total interest income
     (fully tax-equivalent).........................        $6,268,325           $5,668,468              $ 599,857         10.6%
Total interest
expense.............................................         3,859,295            3,314,333                544,962         16.4
                                                      -----------------    -----------------      -----------------
          Net interest income.......................         2,409,030            2,354,135                 54,895          2.3
Provision for loan losses...........................           116,000              255,000              (139,000)        (54.5)
Noninterest income:
     Service charges on deposits....................           268,529              224,467                 44,062         19.6
     Mortgage banking...............................            32,414               64,812               (32,398)        (50.0)
     Trust fees.....................................           119,376               69,436                 49,940         71.9
     Credit card income.............................            73,230               57,696                 15,534         26.9
     Investment securities gains....................           320,630                  - -                320,630         NM
     Other..........................................           177,431               72,550                104,881        144.6
                                                      -----------------    -----------------      -----------------
       Total........................................           991,610              488,961                502,649        102.8
                                                      -----------------    -----------------      -----------------
Noninterest expense:
     Employee compensation and other benefits.......         1,199,240            1,004,941                194,299         19.3
     Occupancy, net.................................           172,432              118,626                 53,806         45.4
     Furniture and equipment........................           133,920              105,942                 27,978         26.4
     Data processing................................            98,314               87,021                 11,293         13.0
     Advertising....................................            71,953               75,593                (3,640)         (4.8)
Other...............................................           659,553              576,615                 82,938         14.4
                                                      -----------------    -----------------      -----------------
       Total........................................         2,335,412            1,968,738                366,674         18.6
                                                      -----------------    -----------------      -----------------
Income before income taxes..........................           949,228              619,358                329,870         53.3
Less: tax-equivalent adjustment.....................            92,957              128,914               (35,957)        (27.9)
Income tax expense..................................           193,400               26,700                166,700        624.3
                                                      -----------------    -----------------      -----------------
Net income..........................................        $  662,871           $  463,744              $ 199,127         42.9%
                                                      =================    =================      =================

NM-Not Meaningful

NET INTEREST INCOME

     Tax-equivalent net interest income increased $54,895 or 2.3% for the first quarter of 2001 compared to the first quarter of 2000. The modest increase in tax-equivalent net interest income for the first quarter of 2001 compared to the first quarter of 2000 was attributable to an increase in tax-equivalent interest income which was nearly offset by an increase in interest expense.

     Total tax-equivalent interest income increased $599,857 or 10.6% for the first quarter of 2001 compared to the first quarter of 2000. The increase in interest income was primarily attributable to increases in interest and fees on loans, interest income on U. S. Treasury and U. S. Government agency investment securities and interest on deposits with other banks, in particular, the Federal Home Loan Bank. These increases were partially offset by decreases in interest income on state and municipal obligations and interest on federal funds sold. The increase in tax-equivalent interest income resulted from an increase in the volume of earning assets coupled with higher rates earned.

     Total interest expense increased $544,962 or 16.4% for the first quarter of 2001 compared to the first quarter of 2000. The increase in interest expense was primarily attributable to an increase in interest expense on interest bearing deposit accounts, particularly certificates of deposit. This increase resulted from increased volumes of deposits and higher rates paid.

     The net interest margin was 3.09% for the first quarter of 2001 compared to 3.18% for the first quarter of 2000. The modest reduction in the net interest margin for the periods compared occurred as the cost of funds, driven by slightly higher interest rates and a competitive rate environment, increased at a greater rate than the yield on earning assets. The increase in the yield on earning assets was attributable to a combination of increased rates earned on West Pointe's taxable investment and loan portfolios. The increased cost of funds was primarily associated with higher rates paid on non-transaction accounts, specifically savings accounts, money market deposit accounts and certificates of deposit.

PROVISION FOR LOAN LOSSES

     The Company recorded a provision for loan losses of $116,000 during the first quarter of 2001 compared to $255,000 recorded during the first quarter of 2000. The provision for loan losses represents management's judgment of the cost associated with credit risk inherent in the loan portfolio. Factors which influence management's determination of the provision for loan losses include, among other things, size and quality of the loan portfolio measured against prevailing economic conditions, regulatory guidelines, a review of individual loans and historical loan loss experience. The decrease in the provision for loan losses for the first quarter of 2001 compared to the first quarter of 2000 was primarily attributable to a reduction in the level of net charge offs. Activity in the allowance for loan losses and nonperforming loan data is presented under "ASSET QUALITY."

NONINTEREST INCOME

     Total noninterest income was $991,610 for the first quarter of 2001 compared to $488,961 for the first quarter of 2000. Service charges on deposit accounts increased $44,062 for the first quarter of 2001 compared to the first quarter of 2000. The increase in service charges on deposit accounts for the quarters compared was primarily attributable to the growth in the volume of deposit accounts on which service charges are assessed. Income from mortgage banking services decreased $32,398 for the first quarter of 2001 compared to the first quarter of 2000. Even though interest rates have decreased during the first quarter of 2001 compared to the first quarter of 2000, the level of mortgage loan originations tends to lag behind declining rates. This is due, in part, to the time element involved in the closing of mortgage loan originations. Assuming that interest rates remain at lower levels, Company management anticipates that the level of mortgage loan origination and refinancing activities will increase during the remainder of 2001. Income from trust fees increased $49,940 for the first quarter of 2001 compared to the first quarter of 2000. The increase in income from trust fees was primarily attributable to fees connected with new fiduciary relationships generated by additional trust administrative personnel employed by West Pointe during the fourth quarter of 2000. Credit card income increased $15,534 during the first quarter of 2001 compared to the first quarter of 2000. The modest increase in credit card income was primarily due to additional merchant related revenues and additional revenues related to West Pointe's "debit" card product. Net security gains recorded during the first quarter of 2001 totaled $320,630. No security gains or losses were recorded during the first quarter of 2000. Net security gains in 2001 resulted from management's decision and opportunities in the market place to sell certain U. S. Government agency securities, with par values totaling approximately $18,485,000, in the available-for-sale portion of the investment portfolio. In the recent environment of rapidly declining interest rates, the majority of these securities were likely to be called by the issuer in the near future. Other noninterest income includes such items as interchange fees on automated teller machine (ATM) transactions, increases in the cash surrender values of bank owned life insurance, safe deposit box rental fees, check printing fees and other miscellaneous fees. Other noninterest income increased $104,881 for the first quarter of 2001 compared to the first quarter of 2000. The increase in other noninterest income for the first quarter of 2001 compared to the first quarter of 2000 primarily resulted from increases in the cash surrender values of bank owned life insurance policies and from growth in fee income associated with ATM's.

NONINTEREST EXPENSE

     Total noninterest expense was $2,335,412 for the first quarter of 2001 compared to $1,968,738 for the first quarter of 2000. The increase in noninterest expense was primarily attributable to an increase in employee compensation and benefits, the largest component of noninterest expense. Employee compensation and other benefit expenses increased $194,299 for the first quarter of 2001 compared to the first quarter of 2000. The increase in employee compensation and benefits for the quarters compared was primarily attributable to normal merit increases and staff additions associated with overall growth in banking operations, including the June 2000 opening of a second Belleville, Illinois banking location. Other staff additions included, but were not limited to, trust administrative personnel and brokerage and insurance sales personnel. Net occupancy and furniture and equipment expenses increased $53,806 and $27,978, respectively, during the first quarter of 2001 compared to the first quarter of 2000. The increases for the quarters compared related primarily to occupancy and furniture and equipment expenses associated with the June 2000 opening of a second Belleville, Illinois banking location. Overall increases in maintenance and repair costs associated with other banking locations also contributed to the increases. Data processing expenses increased $11,293 for the first quarter of 2001 compared to the first quarter of 2000. The increase in data processing expenses for the quarters compared resulted primarily from normal growth in operations. Advertising expenses decreased $3,640 for the first quarter of 2001 compared to the first quarter of 2000. Other noninterest expenses increased $82,938 for the first quarter of 2001 compared to the first quarter of 2000. Other noninterest expenses include such items as legal and professional fees, FDIC insurance premiums, mortgage banking expenses, postage costs and certain credit card program expenses. The increase in other noninterest expenses for the periods compared was partially attributable to increased mortality costs associated with various bank owned life insurance policies and increased legal and professional fees. Numerous other categories of noninterest expenses also contributed to the increase.

INCOME TAX EXPENSE

     West Pointe recorded income tax expense of $193,400 for the first quarter of 2001 compared to income tax expense of $26,700 for the first quarter of 2000. West Pointe's effective income tax rate was 22.6% for the first quarter of 2001 compared to 5.4% for the first quarter of 2000. The increase in income tax expense and the related effective income tax rate for the quarters compared resulted from a higher level of earnings coupled with reduced levels of tax-exempt interest as a percentage of total interest income.

FINANCIAL CONDITION

GENERAL

     Certain components of West Pointe's consolidated balance sheet at March 31, 2001 compared to December 31, 2000 are presented in summary form in Table 2. Total assets increased $7,756,386 to $348,811,929 at March 31, 2001 compared to $341,055,543 at December 31, 2000. This increase primarily resulted from an increase in interest bearing due from bank balances and an increase in loans, offset by a decrease in investment securities. The increase in interest bearing due from bank balances at March 31, 2001, was attributable to the temporary investment of proceeds from sales of certain investment securities. These funds were subsequently reinvested in the investment portfolio during April 2001.

       TABLE 2 - Selected Comparative Balance Sheet Items

                                                                  March 31               December 31
                                                                    2001                     2000
                                                            ---------------------    ---------------------
Total assets...............................................         $348,811,929             $341,055,543
Loans......................................................          191,836,802              189,424,671
Investments................................................          105,552,555              118,868,615
Federal funds sold.........................................            2,000,000                2,600,000
Deposits...................................................          308,099,097              301,779,121
Repurchase agreements......................................            9,664,984                9,808,316
Other borrowings...........................................            1,637,500                1,687,500
Federal Home Loan Bank advances............................            5,000,000                5,000,000
Stockholders' equity.......................................           21,891,726               20,460,278

LOANS

     Loans increased a modest 1.3%, or $2,412,131, from year-end 2000 to March 31, 2001. This increase was derived from growth in the commercial, financial and agricultural, commercial real estate and residential real estate segments of the portfolio. Growth in these segments was partially offset by modest reductions in the volume of real estate construction and consumer loans.

     Table 3 presents the composition of the loan portfolio by type of borrower and major loan category and the percentage of each to the total portfolio for the periods presented.

        TABLE 3 - Loan Portfolio Composition

                                          March 31                            December 31
                                            2001                                  2000
                               -------------------------------       -------------------------------
Commercial borrowers:              Amount           Percent              Amount           Percent
----------------------         ----------------    -----------       ----------------    -----------
Commercial, financial and
agricultural...............       $ 46,850,198          24.4%           $ 45,889,923          24.2%
Commercial real estate.....         71,435,369          37.2              70,523,998          37.2
Real estate construction...          9,753,639           5.1               9,953,117           5.3
                               ----------------    -----------       ----------------    -----------
         Total commercial..        128,039,206          66.7             126,367,038          66.7
                               ----------------    -----------       ----------------    -----------
Consumer borrowers:
-------------------
1-4 family residential
   real estate.............         52,423,364          27.3              51,591,072          27.2
Other consumer loans.......         11,374,232           6.0              11,466,561           6.1
                               ----------------    -----------       ----------------    -----------
      Total consumer......          63,797,596          33.3              63,057,633          33.3
                               ----------------    -----------       ----------------    -----------
      Total loans.........        $191,836,802         100.0%           $189,424,671         100.0%
                               ================    ===========       ================    ===========

INVESTMENTS

     Total investments decreased to $105,552,555 at March 31, 2001 compared to $118,868,615 at year-end 2000. Effective January 1, 2001, West Pointe adopted Financial Accounting Standards No. 138, "Accounting for Certain
Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement 133." A complete description of the provisions of this pronouncement is reflected later in these discussions under "Recent Accounting Pronouncements." Although West Pointe does not have any derivative instruments to record, management reconsidered its ability and intent to hold certain debt securities to maturity and transferred $2,821,121 of mortgage-backed securities to available for sale on January 1, 2001. As a result, as of January 1, 2001, West Pointe's entire investment portfolio was classified as available for sale. As a result of the transfer, a market valuation account was established for the available-for-sale debt securities of $19,425 to decrease the recorded balance of such securities to their fair value, a deferred tax benefit of $7,382 was recorded to reflect the tax effect of the market valuation account and the net decrease resulting from the market valuation adjustment of $12,043 was recorded as a transition adjustment in the statement of comprehensive income. A provision of this accounting pronouncement allowed for this one-time transfer.

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

     Available-for-sale investment securities are recorded at fair value. Net unrealized gains on available-for-sale investment securities totaled $995,729 at March 31, 2001, compared to net unrealized losses of $384,689 at December 31, 2000.

     Table 4 presents the composition of investment securities at their carrying values for the periods presented.

     TABLE 4 - Investment Securities Portfolio Composition

                                                                      March 31               December 31
                                                                        2001                     2000
                                                                ---------------------    ---------------------
Held-to maturity securities:

     Mortgage-backed securities.............................            $        - -             $  2,821,121
                                                                =====================    =====================
Available-for-sale securities:

Obligations of U. S. government corporations and agencies..               40,733,739               74,277,880
Mortgage-backed securities.................................               33,562,399               11,369,708
Obligations of states and political subdivisions...........               30,120,367               29,283,331
Equity securities..........................................                1,136,050                1,116,575
                                                                ---------------------    ---------------------
     Total available-for-sale..............................             $105,552,555             $116,047,494
                                                                =====================    =====================

DEPOSITS

     West Pointe's deposit base is its primary source of liquidity and consists of deposits originating within the communities served by its banking locations. Deposits are West Pointe's primary and most reliable funding source for interest earning assets.

     Total deposits increased $6,319,976 to $308,099,097 at March 31, 2001 from year-end 2000. The time deposit and the savings and money market deposit components of the deposit portfolio increased $2,249,533 and $7,386,565, respectively, from year-end 2000. Increases in these categories were partially reflective of the lackluster performance of the stock market, during the first quarter of 2001, which resulted in customer deposits into more stable interest earning investments.

     Balances in the noninterest bearing demand and interest bearing demand deposits decreased $2,080,441 and $1,235,681, respectively, from year-end 2000. These decreases were primarily attributable to seasonal fluctuations, which generally result in higher balances at year-end.

     Table 5 sets forth the composition of deposits and the percentage of each category to total deposits for the periods presented.

     TABLE 5 - Deposit Liability Composition

                                                      March 31                          December 31
                                                        2001                               2000
                                            ------------------------------     ------------------------------
                                                Amount          Percent            Amount          Percent
                                            ---------------    -----------     ---------------    -----------
Noninterest bearing demand deposits.....      $ 29,089,185           9.4%        $ 31,169,626          10.3%
Interest bearing demand deposits........        41,193,574          13.4           42,429,255          14.1
Savings and money market deposits.......        67,306,324          21.8           59,919,759          19.9
Time deposits $100,000 or more..........        46,371,767          15.1           45,353,042          15.0
Time deposits less than $100,000........       124,138,247          40.3          122,907,439          40.7
                                            ---------------    -----------     ---------------    -----------
     Total deposits.....................      $308,099,097         100.0%        $301,779,121         100.0%
                                            ===============    ===========     ===============    ===========

BORROWINGS

     Total borrowings amounted to $16,302,484 at March 31, 2001, compared to $16,495,816 at year-end 2000. At March 31, 2001 and December 31, 2000, borrowings consisted of securities sold under agreements to repurchase (repurchase agreements), Federal Home Loan Bank advances and a short-term borrowing with an unaffiliated bank.

     Repurchase agreements decreased $143,332 from year-end 2000. These borrowings serve as an alternative funding source to deposits. The majority of the repurchase agreements were in the form of cash management repurchase agreement accounts. Such accounts involve the daily transfer of excess funds from noninterest bearing deposit accounts into interest bearing cash management repurchase agreement accounts. Cash management repurchase agreement accounts are marketed to commercial and individual deposit customers and are considered to be a stable source of funds. Repurchase agreements, other than cash management repurchase agreements, generally represent an alternative to short-term certificates of deposit.

     At March 31, 2001 and December 31, 2000 the Bank had one $5,000,000 Federal Home Loan Bank advance, which reflected an interest rate of 5.63% and had a scheduled maturity of December 13, 2004. As of December 13, 2000, this advance is callable on a quarterly basis.

     At March 31, 2001, other borrowings consisted of a $1,637,500 borrowing under a line of credit with an unaffiliated bank. This line of credit presently allows for borrowings, by West Pointe, of up to $5,000,000. The line of credit matures on January 7, 2002, and bears interest at a rate of 50 basis points under the prime-lending rate. West Pointe originally borrowed $1,837,500 in December 1999. At that time, in order to increase the Bank's capital position, $1,500,000 of the borrowing was contributed to the Bank as additional paid in capital. The remaining proceeds from the original borrowing were used to repurchase 6,250 shares of West Pointe's common stock. Since the date of the original borrowing and through March 31, 2001, West Pointe made four principal payments totaling $200,000.

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

     At March 31, 2001, nonperforming assets totaled $1,260,356, or .36% of total assets, compared to nonperforming assets at year-end 2000 of $973,950 or
 .29% of total assets. Nonperforming assets, at December 31, 2000, included $128,850 relating to foreclosed property. During the first quarter of 2001, one parcel of foreclosed property was sold. This foreclosed property disposition did not produce a gain or loss. As of March 31, 2001, nonperforming assets included $94,000 relating to foreclosed property. Management does not anticipate any significant losses upon disposition of the remaining foreclosed property. Nonperforming loans in the commercial real estate segment of the portfolio increased $246,281 from December 31, 2000. This increase primarily related to one commercial loan, which was restructured in January 2001. In addition, nonperforming loans secured by 1-4 family residential real estate increased $118,778, since year-end 2000, and related to one borrower. Management is in various stages of workout or liquidation of the remaining nonperforming loans.

     Table 6 sets forth a summary of West Pointe's loan portfolio mix and nonperforming assets.

TABLE 6 - Loan Portfolio Mix and Nonperforming Assets

                                                        March 31, 2001                                December 31, 2000
                                            ----------------------------------------       ----------------------------------------
                                                Loans and                                      Loans and
                                               Foreclosed          Non-performing             Foreclosed          Non-performing
                                                Property               Assets                  Property               Assets
                                            ------------------    ------------------       ------------------    ------------------
Commercial borrowers:
Commercial, financial and
agricultural..............................       $ 46,850,198            $  298,416             $ 45,889,923              $311,079
Commercial real estate....................         71,435,369               530,671               70,523,998               284,390
Real estate construction..................          9,753,639                    --                9,953,117                    --
                                            ------------------    ------------------       ------------------    ------------------
      Total commercial....................        128,039,206               829,087              126,367,038               595,469

Consumer borrowers:
1-4 family residential
     real estate..........................         52,423,364               289,793               51,591,072               171,015
Other consumer loans.....................          11,374,232                47,476               11,466,561                78,616
                                            ------------------    ------------------       ------------------    ------------------
      Total consumer.....................          63,797,596               337,269               63,057,633               249,631
                                            ------------------    ------------------       ------------------    ------------------
      Total loans........................         191,836,802             1,166,356              189,424,671               845,100
Foreclosed Property......................              94,000                94,000                  128,850               128,850
                                            ------------------    ------------------       ------------------    ------------------
      Total..............................        $191,930,802            $1,260,356             $189,553,521              $973,950
                                            ==================    ==================       ==================    ==================

Nonaccrual loans.........................                                $  507,755                                       $159,756
Accruing loans past due
     90 days or more.....................                                   341,413                                        685,344
Troubled debt restructurings..............                                  317,188                                            - -
                                                                  ------------------                             ------------------
     Total nonperforming loans............                                1,166,356                                        845,100
Foreclosed property.......................                                   94,000                                        128,850
                                                                  ------------------                             ------------------
     Total nonperforming assets...........                               $1,260,356                                       $973,950
                                                                  ==================                             ==================

Nonperforming loans to total loans........                                     .61%                                           .45%
Nonperforming assets to total loans
     and foreclosed property..............                                     .66%                                           .51%
Nonperforming assets to total assets......                                     .36%                                           .29%


     Net charge-offs for the first quarter of 2001 totaled $35,731 compared to $247,959 for the first quarter of 2000. Charge-offs recorded during the first quarter of 2001 in the commercial, financial and agricultural segment of the loan portfolio totaled $140,047, the majority of which was associated with one loan to a commercial borrower. Although dialogue between the respective borrower and management continues, the collection process has continued beyond a reasonable period of time. As a result of sufficient uncertainties, management made a determination to charge-off the respective loan. Recoveries recorded during the first quarter of 2001 in the commercial, financial and agricultural segment totaled $130,250 and primarily resulted from a loan to one commercial borrower. Charge-offs and recoveries recorded during the first quarter of 2001 in all other segments of the loan portfolio were not significant. Net charge-offs, on an annualized basis, as a percent of average total loans improved to .08% during the first quarter of 2001 compared to .57% for the first quarter of 2000.

     West Pointe's allowance for loan losses at March 31, 2001, increased to $1,849,962 from $1,694,062 at December 31, 2000. The increase in the allowance for loan losses was primarily due to overall growth in the loan portfolio. At March 31, 2001, the allowance for loan losses represented 158.61% of nonperforming loans compared to 209.41% and 80.69% at December 31, 2000 and March 31, 2000, respectively. The ratio of the allowance for loan losses to total loans was .96% at March 31, 2001 compared to .93% and .95% at December 31, 2000 and March 31, 2000, respectively. Management believes that the allowance for loan losses at March 31, 2001 was adequate to absorb potential losses inherent in the loan portfolio. However, past loan loss experience as it relates to current portfolio mix, evaluation of potential losses in the portfolio, subsequent changes in economic conditions and other factors may require changes in the levels of the allowance for loan losses.

     Table 7 presents information pertaining to the activity in and an analysis of West Pointe's allowance for loan losses for the periods presented.

                    TABLE 7 - Allowance For Loan Losses

                                                          Three Months Ended
                                                               March 31
                                                  ------------------------------------
                                                       2001                2000
                                                  ----------------    ----------------
Balance at beginning of period..................       $1,769,693          $1,687,021
Loans charged off:
     Commercial, financial and agricultural.....          140,047             235,686
     Consumer...................................           19,304              12,970
     Credit cards...............................           11,192                  --
                                                  ----------------    ----------------
           Total charge-offs....................          170,543             248,656
                                                  ----------------    ----------------

Recoveries of loans previously charged off:

     Commercial, financial and agricultural.....          130,250                 - -
     Consumer...................................            3,951                 645
     Credit cards...............................              611                  52
                                                  ----------------    ----------------
           Total recoveries.....................          134,812                 697
                                                  ----------------    ----------------

Net                                                        35,731             247,959
charge-offs......................................
Provision for loan losses........................         116,000             255,000
                                                  ----------------    ----------------
Balance at end of period.........................      $1,849,962          $1,694,062
                                                  ================    ================

Net charge-offs (annualized) as a
     percent of average total loans..............            .08%                .57%
Allowance for loan losses to total loans.........            .96%                .95%
Allowance for loan losses to
     nonperforming loans.........................         158.61%              80.69%



CAPITAL RESOURCES

CAPITAL RESOURCES

     Total stockholders' equity increased $1,431,448 from $20,460,278 at December 31, 2000 to $21,891,726 at March 31, 2001. Net income for the first quarter of 2001 was $662,871.

     Financial institutions are required to maintain ratios of capital to assets in accordance with guidelines promulgated by the federal banking regulators. The guidelines are commonly known as "Risk-Based Guidelines" as they define the capital level requirements of a financial institution based upon the level of credit risk associated with holding various categories of assets. The Risk-Based Guidelines require minimum ratios of Tier 1 and Total Capital to risk-weighted assets of 4% and 8%, respectively. At March 31, 2001, West Pointe's Tier 1 and Total capital ratios were 9.50% and 10.33%, respectively. In addition to the Risk-Based Guidelines, the federal banking agencies have established a minimum leverage ratio guideline for financial institutions (the "Leverage Ratio Guideline"). The Leverage Ratio Guideline provides for a minimum ratio of Tier 1 capital to average assets of 4%. West Pointe's leverage ratio at March 31, 2001, was 6.20%. Accordingly, West Pointe has satisfied these regulatory guidelines.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133 (FAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." FAS No.133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The standard requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The standard also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period. However, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. With respect to derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings. FAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, Financial Accounting Standard No. 137 was issued to extend the effective date of FAS No. 133 by one year to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued Financial Accounting Standards No. 138 (FAS No. 138), "Accounting for Certain Derivative and Certain Hedging Activities - an amendment of FASB Statement 133." This standard amended and clarified various issues contained in FAS No. 133.

     As previously set forth in these discussions, FAS No. 138 was adopted by West Pointe on January 1, 2001. The adoption of FAS No.138 is not expected to have a material impact on West Pointe's financial position, results of operations and cash flow.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change to the market risk position from that disclosed as of December 31, 2000, the end of the last fiscal year.

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

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's Annual Meeting of Shareholders was held on April 11, 2001. Matters submitted to, and approved by, shareholders are listed below, as is a tabulation of voting.

          (1) The following persons nominated as Directors were re-elected:

                               Class I                         For         Against             Abstain
                               -------                        ----         -------             -------
                          William C. Allison                  378,633           0                2,550
                          Harry E. Cruncleton                 378,633           0                2,550

          Other directors continuing in office are as follows: David G. Embry, Jack B. Haydon, Charles G. Kurrus, III, Terry W. Schaefer, Edward J. Szewczyk, M. D. and Wayne W. Weeke.

          (2) Amendment to the Company's Articles of Incorporation to increase the number of authorized shares of the Company's common stock from 1,000,000 to 10,000,000 shares:

                                      For                    Against              Abstain
                                      ---                    -------              -------
                                    355,195                  22,788                3,200

          (3) Amendment to the Company's 1998 Stock Option Plan to increase the number of shares with respect to which options may be granted under that Plan from 50,000 to 250,000:

                                                                                                        Broker
                              For                     Against                  Abstain                 Nonvotes
                              ---                     -------                  -------                 --------
                            330,719                    19,950                   7,697                   22,817

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits: See Exhibit Index on page 21 hereof.

          (b) Reports on Form 8-K: No reports on Form 8-K were filed by West Pointe during the first quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 WEST POINTE BANCORP, INC.
                                         ---------------------------------------
                                                      (Registrant)


DATE:  May 10, 2001                           By:/s/ Terry W. Schaefer
-------------------                              ---------------------
                                                   Terry W. Schaefer
                                                   President and Chief
                                                   Executive Officer

DATE:  May 10, 2001                           By:/s/ Bruce A. Bone
-------------------                              -----------------
                                                   Bruce A. Bone
                                                   Executive Vice President and
                                                   Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

11.1 Computation of Net Income Per Share (incorporated by reference to Note C of West Pointe's unaudited interim consolidated financial statements included herein).