Form 10-Q
period 2001-06-30
WEST POINTE BANCORP INC
filed 2001-08-14
CIK 1040589

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period                  to
                                  ---------------      ---------------

                           Commission File No. 0-30505

                            WEST POINTE BANCORP, INC.
             (Exact name of registrant as specified in its charter)


             Illinois                                36-4149655
    ------------------------              --------------------------------
    (State of incorporation)              (IRS Employer Identification No.)


                            West Pointe Bancorp, Inc.
                              5701 West Main Street
                           Belleville, Illinois 62226
                    -----------------------------------------
                    (Address of principal executive offices)

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

                                Yes [ X ]                    No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Class                               Outstanding at August 10, 2001
-------------------------                    ------------------------------
Common stock $1 par value                               980,026

                                TABLE OF CONTENTS


                                                                                                Page
                                                                                                ----
PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
                           Consolidated Balance Sheets                                            3
                           Consolidated Statements of Income                                      4
                           Consolidated Statement of Changes in Stockholders' Equity
                                and Comprehensive Income                                          5
                           Consolidated Statements of Cash Flows                                  6
                           Notes to Consolidated Financial Statements                             7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS                               9

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                      ABOUT MARKET RISK                                                          18

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                                              19

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                      19

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                19

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                      HOLDERS                                                                    19

         ITEM 5.  OTHER INFORMATION                                                              20

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                               20

SIGNATURE PAGE                                                                                   21

EXHIBIT INDEX                                                                                    22


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WEST POINTE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                                                JUNE 30            DECEMBER 31
                                                                                                 2001                  2000
                                                                                            ----------------     -----------------
ASSETS
     Cash and due from banks                                                                   $ 10,699,100          $ 10,760,405
     Federal funds sold                                                                                 --              2,600,000
     Interest bearing due from banks                                                              7,374,095               137,560
     Time certificates of deposit                                                                    99,819                99,806
     Investment securities:
          Held-to-maturity (fair value of  $2,801,697 at December 31, 2000)                             --              2,821,121
          Available-for-sale, at fair value (cost of $123,562,719 and
               $116,432,183 at June 30, 2001 and December 31, 2000, respectively)               124,101,284           116,047,494
     Loans                                                                                      201,487,358           189,424,671
          Allowance for loan losses                                                              (1,997,732)           (1,769,693)
                                                                                            ----------------     -----------------
               Net Loans                                                                        199,489,626           187,654,978
     Accrued interest receivable                                                                  2,278,220             2,937,874
     Other real estate                                                                               72,300               128,850
     Bank premises and equipment                                                                 11,965,441            12,175,886
     Income taxes receivable                                                                        578,372               371,562
     Deferred tax asset, net                                                                            --                721,377
     Other assets                                                                                 4,783,665             4,598,630
                                                                                            ----------------     -----------------
               TOTAL ASSETS                                                                    $361,441,922          $341,055,543
                                                                                            ================     =================

LIABILITIES
     Deposits:
          Noninterest bearing                                                                  $ 38,800,034          $ 31,169,626
          Interest bearing                                                                      279,957,442           270,609,495
                                                                                            ----------------     -----------------
               Total Deposits                                                                   318,757,476           301,779,121
     Securities sold under agreements to repurchase                                              11,493,879             9,808,316
     Other borrowings                                                                             1,587,500             1,687,500
     Federal Home Loan Bank advances                                                              5,000,000             5,000,000
     Accrued interest payable                                                                     1,365,721             1,462,917
     Deferred tax liability, net                                                                     36,670                   --
     Other liabilities                                                                            1,110,923               857,411
                                                                                            ----------------     -----------------
               TOTAL LIABILITIES                                                                339,352,169           320,595,265
Commitments and contingent liabilities                                                                  --                   --

STOCKHOLDERS' EQUITY
     Preferred stock, $1 par value - 50,000 shares authorized;
          none issued or outstanding at June 30, 2001 or December 31, 2000                              --                   --
     Common stock, $1 par value - 10,000,000 shares authorized; 986,276 and 496,230
          shares issued at June 30, 2001 and December 31, 2000, respectively                        986,276               496,230
     Surplus                                                                                     12,754,585            12,752,840
     Retained earnings                                                                            8,352,482             7,787,215
     Treasury stock, 6,250 shares at cost                                                          (337,500)             (337,500)
     Accumulated other comprehensive income (loss)                                                  333,910              (238,507)
                                                                                            ----------------     -----------------
               TOTAL STOCKHOLDERS' EQUITY                                                        22,089,753            20,460,278
                                                                                            ----------------     -----------------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $361,441,922          $341,055,543
                                                                                            ================     =================

        See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                              THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                    JUNE 30                                  JUNE 30
                                                      ------------------------------------     ------------------------------------
                                                           2001                2000                 2001                2000
                                                      ----------------    ----------------     ----------------    ----------------
Interest and Fee Income:
     Interest and fees on loans                            $4,243,905          $4,016,994           $8,458,728          $7,812,697
     Interest on U.S. Treasuries and agencies               1,395,664           1,233,258            2,891,184           2,478,825
     Interest on state and municipal obligations              318,416             418,368              639,360             831,092
     Interest on federal funds sold                            13,062              30,951               46,447             107,697
     Interest on deposits with banks                          130,719               8,224              241,415              17,038
                                                      ----------------    ----------------     ----------------    ----------------
          TOTAL INTEREST AND FEE INCOME                     6,101,766           5,707,795           12,277,134          11,247,349
Interest Expense:
     NOW, money market and savings deposits                   834,849             928,395            1,837,976           1,828,139
     Certificates of deposit                                2,593,644           2,302,142            5,218,145           4,511,640
     Securities sold under agreements to repurchase           109,559             117,268              235,755             212,767
     Other borrowings                                          27,024              47,979               62,108              85,595
     Federal Home Loan Bank advances                           71,157              74,048              141,544             146,024
                                                      ----------------    ----------------     ----------------    ----------------
          TOTAL INTEREST EXPENSE                            3,636,233           3,469,832            7,495,528           6,784,165
                                                      ----------------    ----------------     ----------------    ----------------
               NET INTEREST INCOME                          2,465,533           2,237,963            4,781,606           4,463,184
Provision for Loan Losses                                     188,000             240,000              304,000             495,000
                                                      ----------------    ----------------     ----------------    ----------------
               NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                    2,277,533           1,997,963            4,477,606           3,968,184
Noninterest Income:
     Service charges on deposits                              330,279             217,894              598,808             442,361
     Mortgage banking                                          68,396              60,055              100,810             124,867
     Trust fees                                               144,011             110,997              263,387             180,433
     Credit card income                                        80,279              68,455              153,509             126,151
     Investment securities gains (losses)                      15,209                (203)             335,839                (203)
     Other                                                    227,915              71,872              405,346             144,422
                                                      ----------------    ----------------     ----------------    ----------------
          TOTAL NONINTEREST INCOME                            866,089             529,070            1,857,699           1,018,031
Noninterest Expense:
     Employee compensation and other benefits               1,258,460           1,020,017            2,457,700           2,024,958
     Occupancy, net                                           183,899             126,952              356,331             245,578
     Furniture and equipment                                  140,530             110,452              274,450             216,394
     Data processing                                           97,454              91,610              195,768             178,631
     Advertising                                               75,043              71,000              146,996             146,593
     Other                                                    657,482             583,596            1,317,035           1,160,211
                                                      ----------------    ----------------     ----------------    ----------------
          TOTAL NONINTEREST EXPENSE                         2,412,868           2,003,627            4,748,280           3,972,365
                                                      ----------------    ----------------     ----------------    ----------------
INCOME BEFORE INCOME TAXES                                    730,754             523,406            1,587,025           1,013,850
Income Tax Expense                                            162,000              39,500              355,400              66,200
                                                      ----------------    ----------------     ----------------    ----------------

NET INCOME                                                  $ 568,754           $ 483,906           $1,231,625           $ 947,650
                                                      ================    ================     ================    ================

Average Shares Outstanding:
     Basic                                                    979,992             979,866              979,976             979,852
     Diluted                                                  988,128             987,200              988,112             987,186
Per Share Data:
     Net income:
          Basic                                                  $.58                $.49                $1.26                $.97
                                                                 ====                ====                =====                ====
          Diluted                                                $.58                $.49                $1.25                $.96
                                                                 ====                ====                =====                ====

     Dividends declared                                          $.09                $.09                 $.18                $.17
                                                                 ====                ====                 ====                ====

        See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)


                                                                      SIX MONTHS ENDED JUNE 30, 2001
                              -----------------------------------------------------------------------------------------------------
                                                                                                        ACCUMULATED
                                                                                                           OTHER         TOTAL
                              PREFERRED  COMMON                  COMPREHENSIVE  RETAINED    TREASURY   COMPREHENSIVE  STOCKHOLDERS'
                               STOCK      STOCK       SURPLUS       INCOME      EARNINGS      STOCK    INCOME (LOSS)     EQUITY
                              --------  ----------  ------------ ------------- ----------  ---------- -------------  -------------

Balance - December 31, 2000     $ --     $496,230   $12,752,840                $7,787,215  $(337,500)   $(238,507)     $20,460,278
  Issuance of common stock        --           33         1,745                      --         --           --              1,778
  Two-for-one stock split
    effected in the form of a
    100% stock dividend, net      --      490,013           --                   (490,013)       --          --              --
  Net income                      --          --            --     $1,231,625   1,231,625        --          --          1,231,625
  Other comprehensive
    income, net of tax-
    unrealized gains
    on securities, net of
    reclassification
    adjustment (1)                --          --            --        572,417        --          --       572,417          572,417
                                                                   ----------
  Comprehensive income                                             $1,804,042
                                                                   ==========
  Dividends paid                  --          --            --                   (176,345)       --          --           (176,345)
                              --------  ----------  ------------               ----------  ----------   ----------   --------------
Balance - June 30, 2001         $ --     $986,276   $12,754,585                $8,352,482  $(337,500)   $333,910       $22,089,753
                              ========  ==========  ============               ==========  ==========   ==========   ==============



(1) Disclosure of reclassification adjustment:


                                                                       SIX MONTHS
                                                                          ENDED
                                                                      JUNE 30, 2001
                                                                      -------------

    Unrealized gains arising during the period                          $ 792,743

     Transition adjustment from transfer of securities to
       available for sale on January 1, 2001                              (12,106)
     Less reclassification adjustment for gains included
       in net income                                                     (208,220)
                                                                        ---------
     Unrealized gains on investment securities                          $ 572,417
                                                                        =========


        See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                        SIX MONTHS ENDED
                                                                                                             JUNE 30
                                                                                            --------------------------------------
                                                                                                 2001                      2000
                                                                                            -------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                               $1,231,625                 $ 947,650
     Adjustments to reconcile net income to net cash provided
          by operating activities:
               Depreciation and amortization:
                    Bank premises and equipment                                                  313,845                   222,910
                    Discounts and premiums                                                      (174,753)                 (155,535)
                    (Gains) losses on sale of investment securities, net                        (335,839)                      203
                    Provision for loan losses                                                    304,000                   495,000
               Change in assets and liabilities:
                    (Increase) decrease in accrued interest receivable                           659,654                  (492,452)
                    Increase (decrease) in accrued interest payable                              (97,196)                   87,308
                    Increase (decrease) in income taxes, net                                     200,400                   (62,464)
                    Net change in other assets and other liabilities                             239,379                    56,716
                                                                                            -------------             -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      2,341,115                 1,099,336

CASH FLOWS FROM INVESTING ACTIVITIES
     Decrease in time certificates of deposit                                                         --                   167,389
     Principal repayments on investment securities                                             5,766,943                 1,096,577
     Sales of investment securities available for sale                                        20,870,126                 4,904,038
     Maturities of investment securities available for sale                                   34,381,000                24,069,000
     Purchases of investment securities available for sale                                   (64,816,905)              (30,088,425)
     Net increase in loans                                                                   (12,122,357)              (14,874,626)
     Increase in cash surrender value of life insurance policies                                (170,902)                  (70,730)
     Sales of real estate acquired by foreclosure                                                 40,259                   373,500
     Purchases of bank premises and equipment                                                   (103,400)               (3,147,540)
                                                                                            -------------             -------------
NET CASH USED IN INVESTING ACTIVITIES                                                        (16,155,236)              (17,570,817)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in noninterest bearing deposits                                              7,630,408                 1,436,754
     Net increase in interest bearing deposits                                                 9,347,947                 4,719,694
     Net increase in securities sold under agreements to repurchase                            1,685,563                 2,791,594
     Decrease in other borrowings                                                               (100,000)                  (50,000)
     Proceeds from FHLB advances                                                                      --                 5,000,000
     Proceeds from issuance of common stock                                                        1,778                     1,444
     Dividends paid                                                                             (176,345)                 (166,575)
                                                                                            -------------             -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     18,389,351                13,732,911
                                                                                            -------------             -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           4,575,230                (2,738,570)
Cash and cash equivalents - Beginning of year                                                 13,497,965                16,074,057
                                                                                            -------------             -------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                   $ 18,073,195              $ 13,335,487
                                                                                            =============             =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid                                                                            $7,592,724                $6,696,857
     Income taxes paid                                                                           155,000                   211,000
     Securities transferred to available for sale                                              2,821,121                        --


        See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - PRINCIPLES OF ACCOUNTING

         The consolidated financial statements of West Pointe Bancorp, Inc. ("West Pointe") or ("the Company") have been prepared in accordance with generally accepted accounting principles for the banking industry and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual reporting. Reference is hereby made to the notes to consolidated financial statements contained in West Pointe's Annual Report on Form 10-K for the year ended December 31, 2000. The foregoing `consolidated financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been made. All such adjustments are of a normal recurring nature. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

NOTE C - COMMON STOCK SPLIT

         On June 13, 2001, West Pointe's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend distributed on July 2, 2001 to shareholders of record as of June 14, 2001. As a result of the stock split, the accompanying consolidated financial statements reflect an increase in the number of issued shares of common stock and the transfer of the par value of the additional shares from retained earnings. Treasury shares were not split. All references to the number of shares (other than common stock issued on the December 31, 2000 consolidated balance sheet and the December 31, 2000 balances reflected on the consolidated statement of stockholders' equity and comprehensive income for the six months ended June 30,
2001), per share amounts, cash dividends, and any other reference to shares in the consolidated financial statements, unless otherwise noted, have been adjusted to reflect the split on a retroactive basis. Previously awarded stock options have been adjusted or amended to reflect the split.

NOTE D - NET INCOME PER SHARE

         The calculation of net income per share is summarized as follows:

                                                            THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                                 JUNE 30                                   JUNE 30
                                                       ----------------------------              ---------------------------
                                                         2001                2000                  2001               2000
                                                       --------            --------              ----------         --------
  Basic

       Net Income...............................       $568,754            $483,906              $1,231,625         $947,650
                                                       ========            ========              ==========         ========
       Average common shares outstanding........        979,992             979,866                 979,976          979,852
                                                       ========            ========              ==========         ========
       Net income per common share - basic......       $    .58            $    .49              $     1.26         $    .97
                                                       ========            ========              ==========         ========

  Diluted
       Net Income...............................       $568,754            $483,906              $1,231,625         $947,650
                                                       ========            ========              ==========         ========

       Average common shares outstanding........        979,992             979,866                 979,976          979,852

       Dilutive potential due to stock option...          8,136               7,334                   8,136            7,334
                                                       --------            --------              ----------         --------
       Average common shares outstanding........        988,128             987,200                 988,112          987,186
                                                       ========            ========              ==========         ========
       Net income per common share - diluted...        $    .58            $    .49              $     1.25         $    .96
                                                       ========            ========              ==========         ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         The following discussion describes West Pointe's results of operations during the three-month and six-month periods ended June 30, 2001 and 2000, and its financial condition, asset quality, and capital resources as of June 30, 2001. This discussion should be read in conjunction with West Pointe's unaudited consolidated financial statements and notes thereto. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

OVERVIEW

         Net income for the second quarter of 2001 was $568,754 or $.58 per diluted common share compared to net income of $483,906 or $.49 per diluted common share for the second quarter of 2000. Net income for the first six months of 2001 was $1,231,625 or $1.25 per diluted common share compared to net income of $947,650 or $.96 per diluted common share for the first six months of 2000. Return on average assets for the second quarter and first six months of 2001 was
 .65% and .72%, respectively, compared to .61% and .60% for the second quarter and first six months of 2000, respectively. Return on average equity for the second quarter and first six months of 2001 was 10.99% and 11.83%, respectively, compared to 11.24% and 11.02% for the second quarter and first six months of 2000, respectively.

         The increases in net income, for the quarters and six-month periods compared, were primarily attributable to increases in net interest income and noninterest income, coupled with reductions in the provisions for loan losses. These items were partially offset by increases in noninterest expenses and income tax expenses.

         Total assets at June 30, 2001 increased to $361,441,922 from $341,055,543 at December 31, 2000. The increase in total assets was primarily attributable to an increase in loans, which increased to $201,487,358 at June 30, 2001, from $189,424,671 at December 31, 2000. The increase in loans was funded by increased deposits. Deposits totaled $318,757,476 at June 30, 2001 compared to $301,779,121 at December 31, 2000.


RESULTS OF OPERATIONS

         Table 1 summarizes West Pointe's statement of income and the change in each category for the periods presented.

TABLE 1 - Comparative Statements of Income

                                                               Three Months Ended
                                                                     June 30                                   Change
                                                      -------------------------------------       ------------------------------
                                                            2001                 2000                  Amount           Percent
                                                      ----------------     ----------------       ----------------     ---------
Total interest income
     (fully tax-equivalent)....................             $6,199,803           $5,833,751               $366,052          6.3%
Total interest expense.........................              3,636,233            3,469,832                166,401          4.8
                                                      ----------------     ----------------       ----------------
        Net interest income....................              2,563,570            2,363,919                199,651          8.4
Provision for loan losses......................                188,000              240,000                (52,000)       (21.7)
Noninterest income:
     Service charges on deposits...............                330,279              217,894                112,385         51.6
     Mortgage banking..........................                 68,396               60,055                  8,341         13.9
     Trust fees................................                144,011              110,997                 33,014         29.7
     Credit card income........................                 80,279               68,455                 11,824         17.3
     Investment securities gains (losses)......                 15,209                 (203)                15,412          NM
     Other.....................................                227,915               71,872                156,043        217.1
                                                      ----------------     ----------------       ----------------
        Total..................................                866,089              529,070                337,019         63.7
                                                      ----------------     ----------------       ----------------
Noninterest expense:
     Employee compensation and other benefits..              1,258,460            1,020,017                238,443         23.4
     Occupancy, net............................                183,899              126,952                 56,947         44.9
     Furniture and equipment...................                140,530              110,452                 30,078         27.2
     Data processing...........................                 97,454               91,610                  5,844          6.4
     Advertising...............................                 75,043               71,000                  4,043          5.7
     Other.....................................                657,482              583,596                 73,886         12.7
                                                      ----------------     ----------------       ----------------
        Total..................................              2,412,868            2,003,627                409,241         20.4
                                                      ----------------     ----------------       ----------------
Income before income taxes.....................                828,791              649,362                179,429         27.6
Less:  tax-equivalent adjustment...............                 98,037              125,956                (27,919)       (22.2)
Income tax expense.............................                162,000               39,500                122,500        310.1
                                                      ----------------     ----------------       ----------------
Net income.....................................             $  568,754           $  483,906               $ 84,848         17.5%
                                                      ================     ================       ================

                                                               Six Months Ended
                                                                     June 30                                   Change
                                                      -------------------------------------       ------------------------------
                                                            2001                 2000                  Amount           Percent
                                                      ----------------     ----------------       ----------------     ---------
Total interest income
     (fully tax-equivalent)....................            $12,468,128          $11,502,219              $ 965,909          8.4%
Total interest expense.........................              7,495,528            6,784,165                711,363         10.5
                                                      ----------------     ----------------       ----------------
        Net interest income....................              4,972,600            4,718,054                254,546          5.4
Provision for loan losses......................                304,000              495,000               (191,000)       (38.6)
Noninterest income:
     Service charges on deposits...............                598,808              442,361                156,447         35.4
     Mortgage banking..........................                100,810              124,867                (24,057)       (19.3)
     Trust fees................................                263,387              180,433                 82,954         46.0
     Credit card income........................                153,509              126,151                 27,358         21.7
     Investment securities gains (losses)......                335,839                 (203)               336,042          NM
     Other.....................................                405,346              144,422                260,924        180.7
                                                      ----------------     ----------------       ----------------
        Total..................................              1,857,699            1,018,031                839,668         82.5
                                                      ----------------     ----------------       ----------------
Noninterest expense:
     Employee compensation and other benefits..              2,457,700            2,024,958                432,742         21.4
     Occupancy, net............................                356,331              245,578                110,753         45.1
     Furniture and equipment...................                274,450              216,394                 58,056         26.8
     Data processing...........................                195,768              178,631                 17,137          9.6
     Advertising...............................                146,996              146,593                    403           .3
     Other.....................................              1,317,035            1,160,211                156,824         13.5
                                                      ----------------     ----------------       ----------------
        Total..................................              4,748,280            3,972,365                775,915         19.5
                                                      ----------------     ----------------       ----------------
Income before income taxes.....................              1,778,019            1,268,720                509,299         40.1
Less:  tax-equivalent adjustment...............                190,994              254,870                (63,876)       (25.1)
Income tax expense.............................                355,400               66,200                289,200        436.9
                                                      ----------------     ----------------       ----------------
Net income.....................................             $1,231,625           $  947,650               $283,975         30.0%
                                                      ================     ================       ================

                               NM - Not Meaningful

NET INTEREST INCOME

         Tax-equivalent net interest income increased $199,651 or 8.4% for the second quarter of 2001 compared to the same period of 2000 and increased $254,546 or 5.4% for the first six months of 2001 compared to the same period of 2000. The increases in tax-equivalent net interest income were principally attributable to increased volumes of interest earning assets, offset by increased volumes of interest bearing liabilities.

         Total tax-equivalent interest income increased $366,052 or 6.3% for the second quarter of 2001 compared to the same period of 2000 and increased $965,909 or 8.4% for the first six months of 2001 compared to the same period of 2000. The increases in interest income were primarily attributable to increases in interest and fees on loans that resulted from increased volumes of loans and higher rates earned.

         Total interest expense increased $166,401 or 4.8% for the second quarter of 2001 compared to the same period of 2000 and increased $711,363 or 10.5% for the first six months of 2001 compared to the same period of 2000. The increases in interest expense were primarily attributable to increases in interest expense on interest bearing deposit accounts, particularly certificates of deposit. These increases resulted from increased volumes of deposits and higher rates paid.

         The net interest margin remained constant at 3.18% for the second quarter of 2001 and the second quarter of 2000. The net interest margin for the first six months of 2001 declined slightly to 3.13% from 3.18% for the first six months of 2000.

PROVISION FOR LOAN LOSSES

         The provision for loan losses was $188,000 and $304,000 for the second quarter and first six months of 2001, respectively, compared to $240,000 and $495,000 for the second quarter and first six months of 2000, respectively. The provision for loan losses represents management's judgment of the cost associated with credit risk inherent in the loan portfolio. Factors which influence management's determination of the provision for loan losses include, among other things, size and quality of the loan portfolio measured against prevailing economic conditions, regulatory guidelines, a review of individual loans and historical loan loss experience. The decreases in the provision for loan losses for the quarter and six-month period ending June 30, 2001 compared to the same periods of 2000 were primarily attributable to lower levels of net charge-offs. Activity in the allowance for loan losses and nonperforming loan data are presented under "ASSET QUALITY."

NONINTEREST INCOME

         Total noninterest income was $866,089 for the second quarter of 2001 compared to $529,070 for the second quarter of 2000. Noninterest income was $1,857,699 for the first six months of 2001 compared to $1,018,031 for the same period of 2000. Service charges on deposit accounts increased $112,385 for the second quarter of 2001 compared to the second quarter of 2000 and increased $156,447 for the six-month periods compared. The increases in service charges on deposit accounts for the periods compared were primarily attributable to the growth in the volume of deposit accounts on which service charges are assessed coupled with certain increased service charge levels, which were implemented during the second quarter of 2001. Income from mortgage banking services increased $8,341 for the second quarter of 2001 compared to the second quarter of 2000 and decreased $24,057 for the six-month periods compared. The modest increase in mortgage banking income for the quarters compared occurred as a result of a lower rate environment, which improved the level of origination activities. The decrease in mortgage banking income for the six-month periods compared occurred despite the lower rate environment evident during the first six months of 2001. The level of mortgage loan originations tends to lag behind declining rates. This is due, in part, to the time element involved in the closing of mortgage loan originations. Assuming that interest rates remain at lower levels, Company management anticipates that the level of mortgage loan origination and refinancing activities will remain relatively strong for the remainder of 2001. Income from trust fees increased $33,014 for the second quarter of 2001 compared to the second quarter of 2000 and increased $82,954 for the six-month periods compared. Income from trust fees increased primarily as a result of fees connected with new fiduciary relationships generated by additional trust administrative personnel employed by West Pointe during the fourth quarter of 2000. Credit card income increased $11,824 during the second quarter of 2001 compared to the second quarter of 2000 and increased $27,358 for the six-month periods compared. The modest increases in credit card income were primarily due to additional merchant related revenues and additional revenues related to West Pointe's "debit" card product. Net securities gains during the second quarter and the first six months of 2001 totaled $15,209 and $335,839, respectively, compared to a net loss of $203 during both the second quarter and first six months of 2000. The majority of securities gains in 2001 resulted from management's decision and opportunities in the market place to sell certain U. S. Government agency securities, with par values totaling $18,485,000, in the available-for-sale portion of the investment portfolio. In the recent environment of rapidly declining interest rates, the majority of these securities were likely to be called by the issuers in the near future. Other noninterest income includes such items as interchange fees on automated teller machine (ATM) transactions, increases in cash surrender values of bank owned life insurance, safe deposit box rental fees, check printing fees and other miscellaneous fees. Other noninterest income increased $156,043 for the second quarter of 2001 compared to the second quarter of 2000 and increased $260,924 for the six-month periods compared. The increases in other noninterest income for the 2001 periods compared to the 2000 periods primarily resulted from increases in the cash surrender values of bank owned life insurance policies and from growth in fee income associated with ATM's.

NONINTEREST EXPENSE

         Total noninterest expense was $2,412,868 for the second quarter of 2001 compared to $2,003,627 for the second quarter of 2000. For the first six months of 2001, noninterest expense was $4,748,280 compared to $3,972,365 for the same period of 2000. The increases in noninterest expense were primarily attributable to increases in employee compensation and benefits, the largest component of noninterest expense. Employee compensation and other benefit expenses increased $238,443 for the second quarter of 2001 compared to the second quarter of 2000 and increased $432,742 for the six-month periods compared. The increases in employee compensation and benefits for the quarters and six-month periods compared were primarily attributable to normal merit increases and staff additions associated with overall growth in banking operations, including the June 2000 opening of a second Belleville, Illinois banking location. Net occupancy and furniture and equipment expenses increased $56,947 and $30,078, respectively, during the second quarter of 2001 compared to the second quarter of 2000 and increased $110,753 and $58,056, respectively, for the six-month periods compared. The increases for the periods compared related primarily to occupancy and furniture and equipment expenses associated with the opening of the Belleville, Illinois banking location in the second quarter of 2000 and from overall increases in maintenance and repair costs associated with all banking locations. Data processing expenses increased $5,844 for the second quarter of 2001 compared to the second quarter of 2000 and increased $17,137 for the six-month periods compared. The increases in data processing expenses for the periods compared resulted primarily from normal growth in operations. Advertising expenses increased $4,043 for the second quarter of 2001 compared to the second quarter of 2000 and increased $403 for the six-month periods compared. Other noninterest expenses increased $73,886 for the second quarter of 2001 compared to the second quarter of 2000 and increased $156,824 for the six-month periods compared. Other noninterest expenses includes such items as legal and professional fees, FDIC insurance premiums, mortgage banking expenses, postage costs and certain credit card program expenses. The increases in other noninterest expenses for the periods compared were partially attributable to increased mortality costs associated with various bank owned life insurance policies and legal and professional fees. Numerous other categories of noninterest expenses also contributed to the increases.

INCOME TAX EXPENSE

         West Pointe recorded income tax expense of $162,000 for the second quarter of 2001 compared to $39,500 for the second quarter of 2000. For the first six months of 2001, income tax expense was $355,400 compared to $66,200 for the same period of 2000. The effective income tax rate was 22.2% and 7.5% for the second quarter of 2001 and 2000, respectively. The effective income tax rate was 22.4% and 6.5% for the first six months of 2001 and 2000, respectively. The increases in the effective tax rates for the 2001 periods compared to the 2000 periods resulted primarily from increased levels of income before income taxes and from decreased levels of tax-exempt interest as a percentage of income before income taxes.

FINANCIAL CONDITION

GENERAL

         Certain components of West Pointe's consolidated balance sheet at June 30, 2001 compared to December 31, 2000 are presented in summary form in Table 2. Total assets increased $20,386,379 to $361,441,922 compared to $341,055,543 at
December 31, 2000. This increase primarily resulted from increases in interest bearing due from bank balances, loans and investment securities. The increase in interest bearing due from bank balances, at June 30, 2001, was attributable to the temporary investment of excess funds not needed to fund loan demand or investment security purchases. These due from bank balances serve as an alternative to federal funds sold.

TABLE 2 - Selected Comparative Balance Sheet Items


                                                                  June 30                December 31
                                                                    2001                     2000
                                                            ---------------------    ---------------------

Total assets..............................................          $361,441,922             $341,055,543
Loans.....................................................           201,487,358              189,424,671
Investments...............................................           124,101,284              118,868,615
Federal funds sold........................................                  --                  2,600,000
Deposits..................................................           318,757,476              301,779,121
Repurchase agreements.....................................            11,493,879                9,808,316
Other borrowings..........................................             1,587,500                1,687,500
Federal Home Loan Bank advances...........................             5,000,000                5,000,000
Stockholders' equity......................................            22,089,753               20,460,278

LOANS

         Loans increased 6.4%, or $12,062,687, from year-end 2000 to June 30, 2001. The majority of this increase was derived from growth in the commercial, financial and agricultural, commercial real estate and residential real estate segments of the portfolio. West Pointe also experienced modest growth in the real estate construction segment of the portfolio. Other consumer loans decreased modestly from December 31, 2000.

         Table 3 presents the composition of the loan portfolio by type of borrower and major loan category and the percentage of each to the total portfolio for the periods presented.

TABLE 3 - Loan Portfolio Composition


                                          June 30                             December 31
                                            2001                                  2000
                               -------------------------------       -------------------------------
Commercial borrowers:               Amount           Percent              Amount           Percent
                               ----------------    -----------       ----------------    -----------
Commercial, financial and
  agricultural..............       $49,631,243          24.7%            $45,889,923          24.2%
Commercial real estate......        75,996,562          37.7              70,523,998          37.2
Real estate construction....        10,114,764           5.0               9,953,117           5.3
                               ----------------    -----------       ----------------    -----------
      Total commercial......       135,742,569          67.4             126,367,038          66.7
                               ----------------    -----------       ----------------    -----------

Consumer borrowers:
1-4 family residential
  real estate...............        54,468,954          27.0              51,591,072          27.2
Other consumer loans........        11,275,835           5.6              11,466,561           6.1
                               ----------------    -----------       ----------------    -----------
      Total consumer........        65,744,789          32.6              63,057,633          33.3
                               ----------------    -----------       ----------------    -----------
      Total loans...........      $201,487,358         100.0%           $189,424,671         100.0%
                               ================    ===========       ================    ===========


INVESTMENTS

         Total investments increased to $124,101,284, at June 30, 2001 compared to $118,868,615 at year-end 2000. Effective January 1, 2001, West Pointe adopted Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement 133." A complete description of the provisions of this pronouncement is reflected later in these discussions under "Recent Accounting Pronouncements." Although West Pointe does not have any derivative instruments to record, management reconsidered its ability and intent to hold certain debt securities to maturity and transferred $2,821,121 of mortgage-backed securities to available for sale on January 1, 2001. As a result, as of January 1, 2001, West Pointe's entire investment portfolio was classified as available for sale. In connection with the transfer, a market valuation account was established for the available-for-sale debt securities of $19,425 to decrease the recorded balance of such securities to their fair value, a deferred tax benefit of $7,319 was recorded to reflect the tax effect of the market valuation account and the net decrease resulting from the market valuation adjustment of $12,106 was recorded as a transition adjustment in the statement of comprehensive income. A provision of this accounting pronouncement allowed for this one-time transfer.

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

         Available-for-sale investment securities are recorded at fair value. Net unrealized gains on available-for-sale investment securities totaled $538,565 at June 30, 2001, compared to net unrealized losses of $384,689 at December 31, 2000.

         Table 4 presents the composition of investment securities at their carrying values for the periods presented.

TABLE 4 - Investment Securities Portfolio Composition


                                                                      June 30                December 31
                                                                        2001                     2000
                                                                --------------------     --------------------

Held-to maturity securities:

    Mortgage-backed securities...........................               $        --              $  2,821,121
                                                                ====================     ====================
Available-for-sale securities:

Obligations of U. S. government corporations
    and agencies..........................................                24,805,652               74,277,880
Mortgage-backed securities................................                61,928,992               11,369,708
Obligations of states and political subdivisions..........                31,217,015               29,283,331
Equity securities.........................................                 6,149,625                1,116,575
                                                                --------------------     --------------------
     Total available-for-sale.............................              $124,101,284             $116,047,494
                                                                ====================     ====================

DEPOSITS

         West Pointe's deposit base is its primary source of liquidity and consists of deposits originating within the communities served by its banking locations. Deposits are West Pointe's primary and most reliable funding source for interest earning assets.

         Total deposits increased $16,978,355 to $318,757,476 at June 30, 2001 from year-end 2000. The time deposit and savings and money market deposit components of the deposit portfolio increased $1,875,856 and $11,025,269, respectively, from year-end 2000. Increases in these categories were partially reflective of the lackluster performance of the stock market, during the first six months of 2001, which resulted in customer deposits into more stable interest earning investments. Balances in noninterest bearing demand deposits increased $7,630,408 from year-end 2000. This increase was primarily related to a deposit made by one particular customer. Interest bearing demand deposits decreased $3,553,178 from year-end 2000. The majority of this decrease was attributable to a reduction in account balances associated with one particular public entity. West Pointe continues to emphasize sales efforts and offers competitive pricing of deposits.

         Table 5 sets forth the composition of deposits and the percentage of each category to total deposits for the periods presented.

TABLE 5 - Deposit Liability Composition

                                                     June 30                          December 31
                                                       2001                              2000
                                          -------------------------------    ------------------------------
                                              Amount           Percent           Amount           Percent
                                          ---------------    ------------    ----------------    ----------
Noninterest bearing demand deposits...       $ 38,800,034           12.2%        $ 31,169,626         10.3%
Interest bearing demand deposits......         38,876,077           12.2           42,429,255         14.1
Savings and money market deposits.....         70,945,028           22.3           59,919,759         19.9
Time deposits $100,000 or more........         48,829,969           15.3           45,353,042         15.0
Time deposits less than $100,000......        121,306,368           38.0          122,907,439         40.7
                                          ---------------    ------------    ----------------    ----------
     Total deposits...................       $318,757,476          100.0%        $301,779,121        100.0%
                                          ===============    ============    ================    ==========

BORROWINGS

         Total borrowings amounted to $18,081,379 at June 30, 2001, compared to $16,495,816 at year-end 2000. At June 30, 2001 and December 31, 2000, borrowings consisted of securities sold under agreements to repurchase (repurchase agreements), Federal Home Loan Bank advances and a short-term borrowing with an unaffiliated bank.

         Repurchase agreements increased $1,685,563 from year-end 2000. These borrowings serve as an alternative funding source to deposits. The majority of the increase in repurchase agreements was in the form of cash management repurchase agreement accounts. Such accounts involve the daily transfer of excess funds from noninterest bearing deposit accounts into interest bearing cash management repurchase agreement accounts. Cash management repurchase agreement accounts are marketed to commercial and individual deposit customers and are considered to be a stable source of funds. Repurchase agreements, other than cash management repurchase agreements, generally represent an alternative to short-term certificates of deposit.

         At June 30, 2001 and December 31, 2000, the Bank had one $5,000,000 Federal Home Loan Bank advance, which reflected an interest rate of 5.63% and had a scheduled maturity of December 13, 2004. As of December 13, 2000, this advance is callable on a quarterly basis.

         At June 30, 2001, other borrowings consisted of a $1,587,500 borrowing under a line of credit with an unaffiliated bank. This line of credit allows for borrowings, by West Pointe, of up to $5,000,000. The line of credit matures on January 7, 2002, and bears interest at a rate of 50 basis points under the prime lending rate. West Pointe originally borrowed $1,837,500 in December 1999. In order to increase the Bank's capital position, $1,500,000 of the borrowing was contributed to the Bank as additional paid in capital. The remaining proceeds from the original borrowing were used to repurchase 6,250 shares of West Pointe's common stock. Since the date of the original borrowing and through June 30, 2001, West Pointe made five principal payments totaling $250,000.

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

         At June 30, 2001, nonperforming assets totaled $1,335,184, or .37% of total assets, compared to nonperforming assets at year-end 2000 of $973,950 or
 .29% of total assets. Nonperforming assets, at December 31, 2000, included $128,850 relating to foreclosed property. During the first six months of 2001, two parcels of foreclosed property were sold. These foreclosed property dispositions produced a modest loss of $941. As of June 30, 2001, nonperforming assets included $72,300 relating to foreclosed property. Nonperforming loans in the commercial, financial and agricultural segment of the portfolio increased $451,874 from December 31, 2000. This increase primarily related to one commercial loan, which was restructured in January 2001. Nonperforming loans in the other segments of the loan portfolio remained relatively stable at June 30, 2001 compared to December 31, 2000. Management is in various stages of workout or liquidation of the remaining nonperforming loans.

         Table 6 sets forth a summary of West Pointe's loan portfolio mix and nonperforming assets.

TABLE 6 - Loan Portfolio Mix and Nonperforming Assets

                                                         June 30, 2001                                December 31, 2000
                                            ----------------------------------------       ----------------------------------------
                                                Loans and                                      Loans and
                                               Foreclosed          Non-performing             Foreclosed          Non-performing
                                                Property               Assets                  Property               Assets
                                            ------------------    ------------------       ------------------    ------------------

Commercial borrowers:

Commercial, financial and agricultural.....      $ 49,631,243             $ 762,953             $ 45,889,923              $311,079
Commercial real estate.....................        75,996,562               236,256               70,523,998               284,390
Real estate construction...................        10,114,764                    --                9,953,117                    --
                                            ------------------    ------------------       ------------------    ------------------
          Total commercial................        135,742,569               999,209              126,367,038               595,469

Consumer borrowers:

1-4 family residential real estate........         54,468,954               208,998               51,591,072               171,015
Other consumer loans......................         11,275,835                54,677               11,466,561                78,616
                                            ------------------    ------------------       ------------------    ------------------
          Total consumer..................         65,744,789               263,675               63,057,633               249,631
                                            ------------------    ------------------       ------------------    ------------------
          Total loans.....................        201,487,358             1,262,884              189,424,671               845,100
Foreclosed property.......................             72,300                72,300                  128,850               128,850
                                            ------------------    ------------------       ------------------    ------------------
          Total...........................       $201,559,658            $1,335,184             $189,553,521              $973,950

Nonaccrual loans..........................                                 $899,855                                       $159,756
Accruing loans past due
  90 days or more.........................                                   46,903                                        685,344
Troubled debt restructurings..............                                  316,126                                             --
                                                                  ------------------                             ------------------
     Total nonperforming loans............                                1,262,884                                        845,100
Foreclosed property.......................                                   72,300                                        128,850
                                                                  ------------------                             ------------------
     Total nonperforming assets...........                              $ 1,335,184                                       $973,950
                                                                  ==================                             ==================

Nonperforming loans to total loans........                                      .63%                                           .45%
Nonperforming assets to total loans
  and foreclosed property.................                                      .66%                                           .51%
Nonperforming assets to total assets......                                      .37%                                           .29%


         Net charge-offs for the second quarter of 2001 totaled $40,230 compared to $178,237 for the second quarter of 2000. During the first six months of 2001, net charge-offs totaled $75,961 compared to $426,196 for the first six months of 2000. Charge-offs recorded during the first six months of 2001 in the commercial, financial and agricultural segment of the loan portfolio totaled $177,030, the majority of which was associated with three commercial borrowers. Recoveries recorded during the first six months of 2001 in the commercial, financial and agricultural segment totaled $133,051 and primarily resulted from a loan to one commercial borrower. The aforementioned recovery occurred during the first quarter of 2001. Charge-offs and recoveries recorded during the second quarter of 2001 in all segments of the portfolio were not significant.

         West Pointe's allowance for loan losses at June 30, 2001, increased to $1,997,732 from $1,769,693 at December 31, 2000. The increase in the allowance for loan losses was primarily due to overall growth in the loan portfolio. At June 30, 2001, the allowance for loan losses represented 158.19% of nonperforming loans compared to 209.41% at December 31, 2000. The ratio of the allowance for loan losses to total loans was .99% at June 30, 2001 compared to
 .93% at December 31, 2000 and June 30, 2000. Managements believes that the allowance for loan losses at June 30, 2001 was adequate to absorb potential losses inherent in the loan portfolio. However, past loan loss experience as it relates to current portfolio mix, evaluation of potential losses in the portfolio, subsequent changes in economic conditions and other factors may require changes in the levels of the allowance for loan losses.

         Table 7 presents information pertaining to the activity in and an analysis of West Pointe's allowance for loan losses for the periods presented.

TABLE 7 - Allowance For Loan Losses


                                                           Three Months Ended                         Six Months Ended
                                                                 June 30                                   June 30
                                                   ------------------------------------      ------------------------------------
                                                        2001                2000                  2001                2000
                                                   ----------------    ----------------      ----------------    ----------------

Balance at beginning of period...................       $1,849,962          $1,694,062            $1,769,693          $1,687,021
Loans charged off:
   Commercial, financial and agricultural........           36,983             101,104               177,030             336,790
   Real estate:
     Commercial..................................               --               9,308                    --               9,308
     Residential.................................            1,099              81,893                 1,099              81,893
                                                   ----------------    ----------------      ----------------    ----------------
             Total real estate...................            1,099              91,201                 1,099              91,201
                                                   ----------------    ----------------      ----------------    ----------------

   Consumer......................................            1,206              16,066                12,398              29,036
   Credit cards..................................            7,254                  --                26,558                 --
                                                   ----------------    ----------------      ----------------    ----------------
             Total charge-offs...................           46,542             208,371               217,085             457,027
                                                   ----------------    ----------------      ----------------    ----------------

Recoveries of loans previously charged off:
   Commercial, financial and agricultural........            2,801              30,000               133,051              30,000
   Consumer......................................            1,378                  11                 5,329                 656
   Credit cards..................................            2,133                 123                 2,744                 175
                                                   ----------------    ----------------      ----------------    ----------------
             Total recoveries....................            6,312              30,134               141,124              30,831
                                                   ----------------    ----------------      ----------------    ----------------

Net charge-offs..................................           40,230             178,237                75,961             426,196
Provision for loan losses........................          188,000             240,000               304,000             495,000
                                                   ----------------    ----------------      ----------------    ----------------
Balance at end of period.........................       $1,997,732          $1,755,825            $1,997,732          $1,755,825
                                                   ================    ================      ================    ================
Net charge-offs (annualized) as a percent of
  average total loans............................             .08%                .39%                  .08%                .48%
Allowance for loan losses to total loans.........             .99%                .93%                  .99%                .93%
Allowance for loan losses to
     nonperforming loans.........................          158.19%             106.35%               158.19%             106.35%



CAPITAL RESOURCES

CAPITAL RESOURCES

         Total stockholders' equity increased $1,629,475 from $20,460,278 at December 31, 2000 to $22,089,753 at June 30, 2001. Net income for the six-month period ended June 30, 2001 was $1,231,625.

         Financial institutions are required to maintain ratios of capital to assets in accordance with guidelines promulgated by the federal banking regulators. The guidelines are commonly known as "Risk-Based Guidelines" as they define the capital level requirements of a financial institution based upon the level of credit risk associated with holding various categories of assets. The Risk-Based Guidelines require minimum ratios of Tier 1 and Total Capital to risk-weighted assets of 4% and 8%, respectively. At June 30, 2001, West Pointe's Tier 1 and Total capital ratios were 9.39% and 10.25%, respectively. In addition to the Risk-Based Guidelines, the federal banking agencies have established a minimum leverage ratio guideline for financial institutions (the "Leverage Ratio Guideline"). The Leverage Ratio Guideline provides for a minimum ratio of Tier 1 capital to average assets of 4%. West Pointe's leverage ratio at June 30, 2001, was 6.21%. Accordingly, West Pointe has satisfied these regulatory guidelines.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On April 11, 2001, the Company's shareholders voted to amend the Company's Articles of Incorporation to increase the number of authorized shares of the Company's common stock, $1.00 par value, from 1,000,000 to 10,000,000 shares. On May 24, 2001, the Company effected the amendment by filing Articles of Amendment with the Illinois Secretary of State. The amendment does not affect the rights of current shareholders, except for the effects of a potential increase to the number of shares of common stock outstanding, such as dilution of net income per share, book value per share and the voting rights of current holders of common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Shareholders was held on April 11, 2001. Matters submitted to, and approved by, shareholders are listed below, as is a tabulation of voting.

         (1)  The following persons nominated as Directors were re-elected:

                    Class I                 For         Against       Abstain
                    -------               -------       -------       -------
              William C. Allison          378,633          0           2,550
              Harry E. Cruncleton         378,633          0           2,550


         Other directors continuing in office are as follows: David G. Embry, Jack B. Haydon, Charles G. Kurrus, III, Terry W. Schaefer, Edward J. Szewczyk, M. D. and Wayne W. Weeke.

         (2) Amendment to the Company's Articles of Incorporation to increase the number of authorized shares of the Company's common stock from 1,000,000 to 10,000,000 shares:

                     For                     Against              Abstain
                    -------                  -------              -------
                    355,195                  22,788                3,200


         (3) Amendment to the Company's 1998 Stock Option Plan to increase the number of shares with respect to which options may be granted under that Plan from 50,000 to 250,000:

                                                                   Broker
                 For           Against          Abstain           Nonvotes
               -------        ---------         -------           --------
               330,719          19,950           7,697             22,817


ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:  See Exhibit Index on page 22 hereof.

         (b) Reports on Form 8-K: No reports on Form 8-K were filed by West Pointe during the second quarter of 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               WEST POINTE BANCORP, INC.
                                        ---------------------------------------
                                                         (Registrant)


DATE:  August 13, 2001                  By:/s/ Terry W. Schaefer
----------------------                     ---------------------
                                           Terry W. Schaefer
                                           President and Chief
                                           Executive Officer



DATE:  August 13, 2001                   By:/s/ Bruce A. Bone
----------------------                      -----------------
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