Form 10-Q
period 2001-09-30
WEST POINTE BANCORP INC
filed 2001-11-09
CIK 1040589

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period                    to
                                             ---------------    ---------------

                           Commission File No.      0-30505
                                              -------------------

                            WEST POINTE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

          Illinois                                         36-4149655
------------------------------                ----------------------------------
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

                     Yes [X]                    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                               Outstanding at November 9, 2001
-------------------------                     -------------------------------
Common stock $1 par value                                  981,958

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WEST POINTE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                             SEPTEMBER 30       DECEMBER 31
                                                                                                 2001               2000
                                                                                             -------------      ------------
ASSETS
     Cash and due from banks                                                                 $   9,053,704      $ 10,760,405
     Federal funds sold                                                                                 --         2,600,000
     Interest bearing due from banks                                                            18,803,596           137,560
     Time certificates of deposit                                                                   99,825            99,806
     Investment securities:
          Held-to-maturity (fair value of $2,801,697 at December 31, 2000)                              --         2,821,121
          Available-for-sale, at fair value (cost of $118,696,829 and
               $116,432,183 at September 30, 2001 and December 31, 2000, respectively)         120,780,619       116,047,494
     Loans                                                                                     202,164,736       189,424,671
          Allowance for loan losses                                                             (2,156,166)       (1,769,693)
                                                                                             -------------      ------------
               Net Loans                                                                       200,008,570       187,654,978
     Accrued interest receivable                                                                 2,163,846         2,937,874
     Other real estate                                                                              71,153           128,850
     Bank premises and equipment                                                                11,855,430        12,175,886
     Income taxes receivable                                                                       231,096           371,562
     Deferred tax asset, net                                                                            --           721,377
     Other assets                                                                                4,829,461         4,598,630
                                                                                             -------------      ------------
               TOTAL ASSETS                                                                  $ 367,897,300      $341,055,543
                                                                                             =============      ============

LIABILITIES
     Deposits:
          Noninterest bearing                                                                $  33,168,690      $ 31,169,626
          Interest bearing                                                                     286,686,437       270,609,495
                                                                                             -------------      ------------
               Total Deposits                                                                  319,855,127       301,779,121
     Securities sold under agreements to repurchase                                             14,915,710         9,808,316
     Other borrowings                                                                            1,537,500         1,687,500
     Federal Home Loan Bank advances                                                             5,000,000         5,000,000
     Accrued interest payable                                                                    1,276,689         1,462,917
     Deferred tax liability, net                                                                   309,769                --
     Other liabilities                                                                           1,295,902           857,411
                                                                                             -------------      ------------
               TOTAL LIABILITIES                                                               344,190,697       320,595,265
Commitments and contingent liabilities                                                                  --                --

STOCKHOLDERS' EQUITY
     Preferred stock, $1 par value - 50,000 shares authorized;
          none issued or outstanding at September 30, 2001 or December 31, 2000                         --                --
     Common stock, $1 par value - 10,000,000 shares authorized; 988,208 and 496,230
          shares issued at September 30, 2001 and December 31, 2000, respectively                  988,208           496,230
     Surplus                                                                                    12,811,601        12,752,840
     Retained earnings                                                                           8,952,344         7,787,215
     Treasury stock, 6,250 shares at cost                                                         (337,500)         (337,500)
     Accumulated other comprehensive income (loss)                                               1,291,950          (238,507)
                                                                                             -------------      ------------
               TOTAL STOCKHOLDERS' EQUITY                                                       23,706,603        20,460,278
                                                                                             -------------      ------------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 367,897,300      $341,055,543
                                                                                             =============      ============

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30                       SEPTEMBER 30
                                                          -----------------------------      -----------------------------
                                                              2001             2000              2001             2000
                                                          ------------     ------------      ------------     ------------
Interest and Fee Income:
     Interest and fees on loans                           $  4,235,227     $  4,279,982      $ 12,693,955     $ 12,092,679
     Interest on U.S. Treasuries and agencies                1,304,201        1,304,999         4,195,385        3,783,824
     Interest on state and municipal obligations               340,910          401,935           980,270        1,233,027
     Interest on federal funds sold                              8,308          100,049            54,755          207,746
     Interest on deposits with banks                           114,314            5,359           355,729           22,397
                                                          ------------     ------------      ------------     ------------
          TOTAL INTEREST AND FEE INCOME                      6,002,960        6,092,324        18,280,094       17,339,673
Interest Expense:
     NOW, money market and savings deposits                    760,853        1,003,861         2,598,829        2,832,000
     Certificates of deposit                                 2,329,778        2,692,267         7,547,923        7,203,907
     Securities sold under agreements to repurchase            117,708          133,449           353,463          346,216
     Other borrowings                                           23,596           40,037            85,704          125,632
     Federal Home Loan Bank advances                            71,939           85,270           213,483          231,294
                                                          ------------     ------------      ------------     ------------
          TOTAL INTEREST EXPENSE                             3,303,874        3,954,884        10,799,402       10,739,049
                                                          ------------     ------------      ------------     ------------
               NET INTEREST INCOME                           2,699,086        2,137,440         7,480,692        6,600,624
Provision for Loan Losses                                      188,000          733,000           492,000        1,228,000
                                                          ------------     ------------      ------------     ------------
               NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                     2,511,086        1,404,440         6,988,692        5,372,624
Noninterest Income:
     Service charges on deposits                               334,015          262,011           932,823          704,372
     Mortgage banking                                           77,960           46,069           178,770          170,936
     Trust fees                                                151,810          111,895           415,197          292,328
     Credit card income                                         81,129           68,162           234,638          194,313
     Investment securities gains                                54,630            5,172           390,469            4,969
     Other                                                     226,332           99,417           631,678          243,839
                                                          ------------     ------------      ------------     ------------
          TOTAL NONINTEREST INCOME                             925,876          592,726         2,783,575        1,610,757
Noninterest Expense:
     Employee compensation and other benefits                1,279,716        1,050,484         3,737,416        3,075,442
     Occupancy, net                                            195,589          160,090           551,920          405,668
     Furniture and equipment                                   142,915          133,049           417,365          349,443
     Data processing                                            99,065           94,346           294,833          272,977
     Advertising                                                75,817           75,957           222,813          222,550
     Other                                                     715,597          602,930         2,032,632        1,763,141
                                                          ------------     ------------      ------------     ------------
          TOTAL NONINTEREST EXPENSE                          2,508,699        2,116,856         7,256,979        6,089,221
                                                          ------------     ------------      ------------     ------------
INCOME (LOSS) BEFORE INCOME TAXES                              928,263         (119,690)        2,515,288          894,160
Income Tax Expense (Benefit)                                   240,200         (210,400)          595,600         (144,200)
                                                          ------------     ------------      ------------     ------------

NET INCOME                                                $    688,063     $     90,710      $  1,919,688     $  1,038,360
                                                          ============     ============      ============     ============

Average Shares Outstanding:
     Basic                                                     980,030          979,893           979,995          979,866
     Diluted                                                   988,788          987,227           988,340          987,200
Per Share Data:
     Net income:
          Basic                                           $        .70     $        .09      $       1.96     $       1.06
                                                          ============     ============      ============     ============
          Diluted                                         $        .70     $        .09      $       1.94     $       1.05
                                                          ============     ============      ============     ============

     Dividends declared                                   $        .09     $        .09      $        .27     $        .26
                                                          ============     ============      ============     ============

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)

                                                              NINE MONTHS ENDED SEPTEMBER 30, 2001
                            -------------------------------------------------------------------------------------------------------
                                                                                                       ACCUMULATED
                                                                                                         OTHER            TOTAL
                            PREFERRED   COMMON                 COMPREHENSIVE   RETAINED   TREASURY    COMPREHENSIVE   STOCKHOLDERS'
                              STOCK      STOCK      SURPLUS       INCOME       EARNINGS    STOCK      INCOME (LOSS)      EQUITY
                            ---------  ---------  -----------  -------------  ----------  ---------   -------------   -------------
Balance - December 31,
 2000                       $      --  $ 496,230  $12,752,840                 $7,787,215  $(337,500)  $  (238,507)    $  20,460,278
  Issuance of common stock         --      1,965       58,761                         --         --          ----            60,726
  Two-for-one stock split
   effected in the form of
   a 100% stock dividend,
   net                             --    490,013           --                   (490,013)        --          ----              ----
  Net income                       --         --           --  $   1,919,688   1,919,688         --          ----         1,919,688
  Other comprehensive
   income, net of tax-
   unrealized gains on
   securities, net
   of reclassification
   adjustment (1)                  --         --           --      1,530,457          --         --     1,530,457         1,530,457
                                                               -------------
  Comprehensive income                                         $   3,450,145
                                                               =============
  Dividends paid                   --         --           --                   (264,546)        --          ----         (264,546)
                            ---------  ---------  -----------                 ----------  ---------    ----------    --------------
Balance - September 30,
  2001                      $      --  $ 988,208  $12,811,601                 $8,952,344  $(337,500)   $1,291,950     $23,706,603
                            =========  =========  ===========                 ==========  =========    ==========    ==============

(1) Disclosure of reclassification adjustment:

                                                                       NINE MONTHS
                                                                          ENDED
                                                                      SEPTEMBER 30,
                                                                           2001
                                                                      -------------
     Unrealized gains arising during the period                       $   1,784,654
     Transition adjustment from transfer of securities to
       available for sale  on January 1, 2001                               (12,106)
     Less reclassification adjustment for gains
       included in net income                                              (242,091)
                                                                      -------------
     Unrealized gains on investment securities                        $   1,530,457
                                                                      =============


See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30
                                                                              ------------------------------
                                                                                  2001              2000
                                                                              ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                               $  1,919,688      $  1,038,360
     Adjustments to reconcile net income to net cash provided
          by operating activities:
               Depreciation and amortization:
                    Bank premises and equipment                                    471,339           373,430
                    Discounts and premiums                                         (89,412)         (178,602)
                    Gains on sale of investment securities, net                   (390,469)           (4,969)
                    Provision for loan losses                                      492,000         1,228,000
               Change in assets and liabilities:
                    (Increase) decrease in accrued interest receivable             774,028          (641,082)
                    Increase (decrease) in accrued interest payable               (186,228)          311,771
                    Increase (decrease) in income taxes, net                       233,590          (372,863)
                    Net change in other assets and other liabilities               450,031           194,125
                                                                              ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        3,674,567         1,948,170

CASH FLOWS FROM INVESTING ACTIVITIES
     Decrease in time certificates of deposit                                           --           167,389
     Principal repayments on investment securities                              10,266,323         1,942,680
     Sales of investment securities available for sale                          24,297,775         7,575,238
     Maturities of investment securities available for sale                     51,881,000        24,119,000
     Purchases of investment securities available for sale                     (85,408,761)      (43,761,922)
     Net increase in loans                                                     (12,828,154)      (14,889,190)
     Increase in cash surrender value of life insurance policies                  (242,371)       (1,908,041)
     Sales of real estate acquired by foreclosure                                   40,259           373,500
     Purchases of bank premises and equipment                                     (150,883)       (3,736,233)
                                                                              ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                                          (12,144,812)      (30,117,579)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in noninterest bearing deposits                                1,999,064         1,871,994
     Net increase in interest bearing deposits                                  16,076,942        21,136,667
     Net increase in securities sold under agreements to repurchase              5,107,394         3,834,650
     Decrease in other borrowings                                                 (150,000)         (100,000)
     Proceeds from FHLB advances                                                        --         5,000,000
     Repayments of FHLB advances                                                        --        (5,000,000)
     Proceeds from issuance of common stock                                         60,726             2,162
     Dividends paid                                                               (264,546)         (249,866)
                                                                              ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       22,829,580        26,495,607
                                                                              ------------      ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                14,359,335        (1,673,802)
Cash and cash equivalents - Beginning of year                                   13,497,965        16,074,057
                                                                              ------------      ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                     $ 27,857,300      $ 14,400,255
                                                                              ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid                                                            $ 10,985,630      $ 10,427,278
     Income taxes paid                                                             331,513           309,650
     Securities transferred to available for sale                             $  2,821,121                --

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

NOTE C--COMMON STOCK SPLIT

         On June 13, 2001, West Pointe's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend distributed on July 2, 2001 to shareholders of record as of June 14, 2001. As a result of the stock split, the accompanying consolidated financial statements reflect an increase in the number of issued shares of common stock and the transfer of the par value of the additional shares from retained earnings. Treasury shares were not split. All references to the number of shares (other than common stock issued on the December 31, 2000 consolidated balance sheet and the December 31, 2000 balances reflected on the consolidated statement of stockholders' equity and comprehensive income for the nine months ended September 30, 2001), per share amounts, cash dividends, and any other reference to shares in the consolidated financial statements, unless otherwise noted, have been adjusted to reflect the split on a retroactive basis. Previously awarded stock options have been adjusted or amended to reflect the split.

Note D--Net Income Per Share

         The calculation of net income per share is summarized as follows:

                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                         SEPTEMBER 30                  SEPTEMBER 30
                                                   -------------------------     -------------------------
                                                      2001           2000           2001           2000
                                                   ----------     ----------     ----------     ----------
Basic
     Net Income .................................  $  688,063     $   90,710     $1,919,688     $1,038,360
                                                   ==========     ==========     ==========     ==========

     Average common shares outstanding ..........     980,030        979,893        979,995        979,866
                                                   ==========     ==========     ==========     ==========

     Net income per common share - basic ........  $      .70     $      .09     $     1.96     $     1.06
                                                   ==========     ==========     ==========     ==========

Diluted
     Net Income .................................  $  688,063     $   90,710     $1,919,688     $1,038,360
                                                   ==========     ==========     ==========     ==========

     Average common shares outstanding ..........     980,030        979,893        979,995        979,866

     Dilutive potential due to stock options ....       8,758          7,334          8,345          7,334
                                                   ----------     ----------     ----------     ----------

     Average common shares outstanding ..........     988,788        987,227        988,340        987,200
                                                   ==========     ==========     ==========     ==========

     Net income per common share - diluted ......  $      .70     $      .09     $     1.94     $     1.05
                                                   ==========     ==========     ==========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion describes West Pointe's results of operations during the three-month and nine-month periods ended September 30, 2001 and 2000, and its financial condition, asset quality, and capital resources as of September 30, 2001. This discussion should be read in conjunction with West Pointe's unaudited consolidated financial statements and notes thereto. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

OVERVIEW

         Net income for the third quarter of 2001 was $688,063 or $.70 per diluted common share compared to net income of $90,710 or $.09 per diluted common share for the third quarter of 2000. Net income for the first nine months of 2001 was $1,919,688 or $1.94 per diluted common share compared to net income of $1,038,360 or $1.05 per diluted common share for the first nine months of 2000. Return on average assets for the third quarter and first nine months of 2001 was .77% and .73%, respectively, compared to .11% and .43% for the third quarter and first nine months of 2000, respectively. Return on average equity for the third quarter and first nine months of 2001 was 11.97% and 11.72%, respectively, compared to 2.01% and 7.87% for the third quarter and first nine months of 2000, respectively.

         The increases in net income, for the quarters and nine-month periods compared, were primarily attributable to increases in net interest income and noninterest income, coupled with reductions in the provisions for loan losses. These items were partially offset by increases in noninterest expenses and income tax expenses. During the third quarter of 2000, the Company recorded an additional provision for loan losses, which resulted from management's assessment of the loan portfolio and in particular to cover $633,000 of charge-offs associated with loans to two commercial borrowers.

         Total assets at September 30, 2001 increased to $367,897,300 from $341,055,543 at December 31, 2000. The increase in total assets was primarily attributable to an increase in loans, which increased to $202,164,736 at September 30, 2001, from $189,424,671 at December 31, 2000. The increase in loans was funded by increased deposits. Deposits totaled $319,855,127 at September 30, 2001 compared to $301,779,121 at December 31, 2000.


RESULTS OF OPERATIONS

         Table 1 summarizes West Pointe's statement of income and the change in each category for the periods presented.

TABLE 1 - Comparative Statements of Income

                                                         Three Months Ended
                                                            September 30                       Change
                                                    ---------------------------      ------------------------
                                                       2001            2000            Amount         Percent
                                                    -----------     -----------      -----------      -------
Total interest income
     (fully tax-equivalent) ....................    $ 6,118,396     $ 6,205,723      $   (87,327)        (1.4)%
Total interest expense .........................      3,303,874       3,954,884         (651,010)       (16.5)
                                                    -----------     -----------      -----------
          Net interest income ..................      2,814,522       2,250,839          563,683         25.0
Provision for loan losses ......................        188,000         733,000         (545,000)       (74.4)
Noninterest income:
     Service charges on deposits ...............        334,015         262,011           72,004         27.5
     Mortgage banking ..........................         77,960          46,069           31,891         69.2
     Trust fees ................................        151,810         111,895           39,915         35.7
     Credit card income ........................         81,129          68,162           12,967         19.0
     Investment securities gains ...............         54,630           5,172           49,458           NM
     Other .....................................        226,332          99,417          126,915        127.7
                                                    -----------     -----------      -----------
          Total ................................        925,876         592,726          333,150         56.2
                                                    -----------     -----------      -----------
Noninterest expense:
     Employee compensation and other benefits ..      1,279,716       1,050,484          229,232         21.8
     Occupancy, net ............................        195,589         160,090           35,499         22.2
     Furniture and equipment ...................        142,915         133,049            9,866          7.4
     Data processing ...........................         99,065          94,346            4,719          5.0
     Advertising ...............................         75,817          75,957             (140)        (0.2)
     Other .....................................        715,597         602,930          112,667         18.7
                                                    -----------     -----------      -----------
          Total ................................      2,508,699       2,116,856          391,843         18.5
                                                    -----------     -----------      -----------
Income (loss) before income taxes ..............      1,043,699          (6,291)       1,049,990           NM
Less:  tax-equivalent adjustment ...............        115,436         113,399            2,037          1.8
Income tax expense (benefit) ...................        240,200        (210,400)         450,600       (214.2)
                                                    -----------     -----------      -----------
Net income .....................................    $   688,063     $    90,710      $   597,353        658.5%
                                                    ===========     ===========      ===========


                                                          Nine Months Ended
                                                             September 30                       Change
                                                    -----------------------------      ------------------------
                                                       2001              2000            Amount         Percent
                                                    ------------     ------------      -----------      -------
Total interest income
     (fully tax-equivalent) ....................    $ 18,586,524     $ 17,707,942      $   878,582          5.0%
Total interest expense .........................      10,799,402       10,739,049           60,353          0.6
                                                    ------------     ------------      -----------
          Net interest income ..................       7,787,122        6,968,893          818,229         11.7
Provision for loan losses ......................         492,000        1,228,000         (736,000)       (59.9)
Noninterest income:
     Service charges on deposits ...............         932,823          704,372          228,451         32.4
     Mortgage banking ..........................         178,770          170,936            7,834          4.6
     Trust fees ................................         415,197          292,328          122,869         42.0
     Credit card income ........................         234,638          194,313           40,325         20.8
     Investment securities gains ...............         390,469            4,969          385,500           NM
     Other .....................................         631,678          243,839          387,839        159.1
                                                    ------------     ------------      -----------
          Total ................................       2,783,575        1,610,757        1,172,818         72.8
                                                    ------------     ------------      -----------
Noninterest expense:
     Employee compensation and other benefits ..       3,737,416        3,075,442          661,974         21.5
     Occupancy, net ............................         551,920          405,668          146,252         36.1
     Furniture and equipment ...................         417,365          349,443           67,922         19.4
     Data processing ...........................         294,833          272,977           21,856          8.0
     Advertising ...............................         222,813          222,550              263          0.1
     Other .....................................       2,032,632        1,763,141          269,491         15.3
                                                    ------------     ------------      -----------
          Total ................................       7,256,979        6,089,221        1,167,758         19.2
                                                    ------------     ------------      -----------
Income before income taxes .....................       2,821,718        1,262,429        1,559,289        123.5
Less:  tax-equivalent adjustment ...............         306,430          368,269          (61,839)       (16.8)
Income tax expense (benefit) ...................         595,600         (144,200)         739,800       (513.0)
                                                    ------------     ------------      -----------
Net income .....................................    $  1,919,688     $  1,038,360      $   881,328         84.9%
                                                    ============     ============      ===========

NM-Not Meaningful

NET INTEREST INCOME

         Tax-equivalent net interest income increased $563,683 or 25.0% for the third quarter of 2001 compared to the same period of 2000 and increased $818,229 or 11.7% for the first nine months of 2001 compared to the same period of 2000. The increases in tax-equivalent net interest income were principally attributable to increased volumes of interest earning assets, offset by increased volumes of interest bearing liabilities. The increases in net interest income attributable to volume were partially offset by reduced interest rates.

         Total tax-equivalent interest income decreased $87,327 or 1.4% for the third quarter of 2001 compared to the same period of 2000 and increased $878,582 or 5.0% for the first nine months of 2001 compared to the same period of 2000. The modest decrease in tax-equivalent interest income for the quarters compared was primarily attributable to the lower interest rate environment, offset by higher volumes of interest earning assets. The increase in tax-equivalent interest income for the nine month periods compared was primarily attributable to increases in interest and fees on loans that resulted from increased volumes of loans.

         Total interest expense decreased $651,010 or 16.5% for the third quarter of 2001 compared to the same period of 2000 and increased $60,353 or .6% for the first nine months of 2001 compared to the same period of 2000. The decrease in interest expense for the quarters compared was primarily attributable to the lower interest rate environment, offset by higher volumes of interest bearing liabilities. The increase in interest expense for the nine month periods compared was primarily attributable to increased volumes of deposits, offset by lower rates paid.

         The net interest margin was 3.39% for the third quarter of 2001 compared to 2.91% for the third quarter of 2000. The net interest margin for the first nine months of 2001 was 3.20% compared to 3.07% for the first nine months of 2000. The increases in the net interest margins for the periods compared primarily resulted from efforts to control the Company's cost of funds, which as a result, declined at a faster pace than the Company's yield on interest earning assets.

PROVISION FOR LOAN LOSSES

         The provision for loan losses was $188,000 and $492,000 for the third quarter and first nine months of 2001, respectively, compared to $733,000 and $1,228,000 for the third quarter and first nine months of 2000, respectively. The provision for loan losses represents management's judgment of the cost associated with credit risk inherent in the loan portfolio. Factors which influence management's determination of the provision for loan losses include, among other things, size and quality of the loan portfolio measured against prevailing economic conditions, regulatory guidelines, a review of individual loans and historical loan loss experience. The decreases in the provision for loan losses for the quarter and nine-month period ending September 30, 2001 compared to the same periods of 2000 were primarily attributable to lower levels of net charge-offs. As described under "OVERVIEW", during the third quarter of 2000, the Company recorded an additional provision for loan losses. Activity in the allowance for loan losses and nonperforming loan data are presented under "ASSET QUALITY."

NONINTEREST INCOME

         Total noninterest income was $925,876 for the third quarter of 2001 compared to $592,726 for the third quarter of 2000. Noninterest income was $2,783,575 for the first nine months of 2001 compared to $1,610,757 for the same period of 2000. Service charges on deposit accounts increased $72,004 for the third quarter of 2001 compared to the third quarter of 2000 and increased $228,451 for the nine-month periods compared. The increases in service charges on deposit accounts for the periods compared were primarily attributable to the growth in the volume of deposit accounts on which service charges are assessed coupled with certain increased service charge levels, which were implemented during the second quarter of 2001. Income from mortgage banking services increased $31,891 for the third quarter of 2001 compared to the third quarter of 2000 and increased $7,834 for the nine-month periods compared. The modest increases in mortgage banking income for the periods compared occurred as a result of a lower rate environment, which improved the level of origination activities. Assuming that interest rates remain at lower levels, Company management anticipates that the level of mortgage loan origination and refinancing activities will remain relatively strong for the remainder of 2001. Income from trust fees increased $39,915 for the third quarter of 2001 compared to the third quarter of 2000 and increased $122,869 for the nine-month periods compared.

Income from trust fees increased primarily as a result of fees connected with new fiduciary relationships generated by additional trust administrative personnel employed by West Pointe during the fourth quarter of 2000. Credit card income increased $12,967 during the third quarter of 2001 compared to the third quarter of 2000 and increased $40,325 for the nine-month periods compared. The modest increases in credit card income were primarily due to additional merchant related revenues and additional revenues related to West Pointe's "debit" card product. Net securities gains during the third quarter and the first nine months of 2001 totaled $54,630 and $390,469, respectively, compared to net securities gains of $5,172 and $4,969 during the third quarter and first nine months of 2000. The majority of securities gains in 2001 resulted from management's decision and opportunities in the market place to sell certain securities with par values totaling $24,518,417, in the available-for-sale portion of the investment portfolio. In the recent environment of rapidly declining interest rates, the majority of these securities were likely to be called by the issuers in the near future. Other noninterest income includes such items as interchange fees on automated teller machine (ATM) transactions, increases in cash surrender values of bank owned life insurance, safe deposit box rental fees, check printing fees and other miscellaneous fees. Other noninterest income increased $126,915 for the third quarter of 2001 compared to the third quarter of 2000 and increased $387,839 for the nine-month periods compared. The increases in other noninterest income for the 2001 periods compared to the 2000 periods primarily resulted from increases in the cash surrender values of bank owned life insurance policies and from growth in fee income associated with ATM's.

NONINTEREST EXPENSE

         Total noninterest expense was $2,508,699 for the third quarter of 2001 compared to $2,116,856 for the third quarter of 2000. For the first nine months of 2001, noninterest expense was $7,256,979 compared to $6,089,221 for the same period of 2000. The increases in noninterest expense were primarily attributable to increases in employee compensation and benefits, the largest component of noninterest expense. Employee compensation and other benefit expenses increased $229,232 for the third quarter of 2001 compared to the third quarter of 2000 and increased $661,974 for the nine-month periods compared. The increases in employee compensation and benefits for the quarters and nine-month periods compared were primarily attributable to normal merit increases and staff additions associated with overall growth in banking operations, including the June 2000 opening of a second Belleville, Illinois banking location. Net occupancy and furniture and equipment expenses increased $35,499 and $9,866, respectively, during the third quarter of 2001 compared to the third quarter of 2000 and increased $146,252 and $67,922, respectively, for the nine-month periods compared. The increases for the periods compared related primarily to occupancy and furniture and equipment expenses associated with the opening of the Belleville, Illinois banking location in the second quarter of 2000 and from overall increases in maintenance and repair costs associated with all banking locations. Data processing expenses increased $4,719 for the third quarter of 2001 compared to the third quarter of 2000 and increased $21,856 for the nine-month periods compared. The increases in data processing expenses for the periods compared resulted primarily from normal growth in operations. Advertising expenses remained stable for the quarters and nine-month periods compared. Other noninterest expenses increased $112,667 for the third quarter of 2001 compared to the third quarter of 2000 and increased $269,491 for the nine-month periods compared. Other noninterest expenses includes such items as legal and professional fees, FDIC insurance premiums, mortgage banking expenses, postage costs and certain credit card program expenses. The increases in other noninterest expenses for the periods compared were partially attributable to increased mortality costs associated with various bank owned life insurance policies and legal and professional fees. Numerous other categories of noninterest expenses also contributed to the increases.

INCOME TAX EXPENSE

         West Pointe recorded income tax expense of $240,200 for the third quarter of 2001 compared to an income tax benefit of $210,400 for the third quarter of 2000. For the first nine months of 2001, income tax expense was $595,600 compared to an income tax benefit of $144,200 for the same period of 2000. The effective income tax rates were 25.9% and 23.7% for the third quarter and the first nine months of 2001, respectively. The income tax benefits recorded during 2000 occurred as the levels of tax-exempt interest income for both Federal and State purposes exceeded the levels of income before income taxes. The additional provision for loan losses, recorded during the third quarter of 2000, reduced income before income taxes, which in turn, intensified the level of the income tax benefits.

FINANCIAL CONDITION

GENERAL

         Certain components of West Pointe's consolidated balance sheet at September 30, 2001 compared to December 31, 2000 are presented in summary form in Table 2. Total assets increased $26,841,757 to $367,897,300 compared to $341,055,543 at December 31, 2000. This increase primarily resulted from increases in interest bearing due from bank balances, loans and investment securities. The increase in interest bearing due from bank balances, at September 30, 2001, was attributable to the temporary investment of excess funds not needed to fund loan demand or investment security purchases. These due from bank balances serve as an alternative to federal funds sold.

TABLE 2 - Selected Comparative Balance Sheet Items

                                               September 30     December 31
                                                   2001            2000
                                               ------------    ------------
Total assets...............................    $367,897,300    $341,055,543
Loans......................................     202,164,736     189,424,671
Investments................................     120,780,619     118,868,615
Federal funds sold.........................              --       2,600,000
Deposits...................................     319,855,127     301,779,121
Repurchase agreements......................      14,915,710       9,808,316
Other borrowings...........................       1,537,500       1,687,500
Federal Home Loan Bank advances............       5,000,000       5,000,000
Stockholders' equity.......................      23,706,603      20,460,278

LOANS

         Loans increased 6.7%, or $12,740,065, from year-end 2000 to September 30, 2001. The majority of this increase was derived from growth in the commercial, financial and agricultural, commercial real estate and residential real estate segments of the portfolio. West Pointe also experienced modest growth in the real estate construction and other consumer loan segments of the portfolio.

         Table 3 presents the composition of the loan portfolio by type of borrower and major loan category and the percentage of each to the total portfolio for the periods presented.

TABLE 3 - Loan Portfolio Composition

                                       September 30                      December 31
                                           2001                             2000
                               ---------------------------       ---------------------------
                                  Amount         Percent            Amount         Percent
                               ------------    -----------       ------------    -----------
Commercial borrowers:
Commercial, financial and
     agricultural............  $ 47,633,651           23.6%      $ 45,889,923           24.2%
Commercial real estate.......    78,948,813           39.0         70,523,998           37.2
Real estate construction.....    10,239,385            5.1          9,953,117            5.3
                               ------------    -----------       ------------    -----------
          Total commercial...   136,821,849           67.7        126,367,038           66.7
                               ------------    -----------       ------------    -----------

Consumer borrowers:
1-4 family residential
     real estate.............    53,404,528           26.4         51,591,072           27.2
Other consumer loans.........    11,938,359            5.9         11,466,561            6.1
                               ------------    -----------       ------------    -----------
          Total consumer.....    65,342,887           32.3         63,057,633           33.3
                               ------------    -----------       ------------    -----------

          Total loans........  $202,164,736          100.0%      $189,424,671          100.0%
                               ============    ===========       ============    ===========

INVESTMENTS

         Total investments increased to $120,780,619, at September 30, 2001 compared to $118,868,615 at year-end 2000. Effective January 1, 2001, West Pointe adopted Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement 133." A complete description of the provisions of this pronouncement is reflected later in these discussions under "Recent Accounting Pronouncements." Although West Pointe does not have any derivative instruments to record, management reconsidered its ability and intent to hold certain debt securities to maturity and transferred $2,821,121 of mortgage-backed securities to available for sale on January 1, 2001. As a result, as of January 1, 2001, West Pointe's entire investment portfolio was classified as available for sale. In connection with the transfer, a market valuation account was established for the available-for-sale debt securities of $19,425 to decrease the recorded balance of such securities to their fair value, a deferred tax benefit of $7,319 was recorded to reflect the tax effect of the market valuation account and the net decrease resulting from the market valuation adjustment of $12,106 was recorded as a transition adjustment in the statement of comprehensive income. A provision of this accounting pronouncement allowed for this one-time transfer.

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

         Available-for-sale investment securities are recorded at fair value. Net unrealized gains on available-for-sale investment securities totaled $2,083,790 at September 30, 2001, compared to net unrealized losses of $384,689 at December 31, 2000.

         Table 4 presents the composition of investment securities at their carrying values for the periods presented.

TABLE 4 - Investment Securities Portfolio Composition

                                                                September 30    December 31
                                                                    2001           2000
                                                                ------------    ------------
Held-to maturity securities:

     Mortgage-backed securities............................     $         --    $  2,821,121
                                                                ============    ============

Available-for-sale securities:

Obligations of U. S. government corporations and agencies..        7,414,982      74,277,880
Mortgage-backed securities.................................       75,499,149      11,369,708
Obligations of states and political subdivisions...........       31,669,588      29,283,331
Equity securities..........................................        6,196,900       1,116,575
                                                                ------------    ------------
     Total available-for-sale..............................     $120,780,619    $116,047,494
                                                                ============    ============

DEPOSITS

         West Pointe's deposit base is its primary source of liquidity and consists of deposits originating within the communities served by its banking locations. Deposits are West Pointe's primary and most reliable funding source for interest earning assets.

         Total deposits increased $18,076,006 to $319,855,127 at September 30, 2001 from year-end 2000. The savings and money market deposit components of the deposit portfolio increased $30,796,265 from year-end 2000. The increase in this category was due, in part, to the daily transfer of certain account balances from interest bearing demand deposits to savings deposits. These transfers, which totaled approximately $17.6 million at September 30, 2001, were made in connection with Company efforts, initiated during the third quarter of 2001, to reduce required reserve balances with the Federal Reserve Bank. Interest bearing demand deposits decreased $14,965,004 from year-end 2000. The aforementioned transfers offset the increase in interest bearing demand deposit account balances, attributable to deposits from other sources The remainder of the increase in the savings and money market deposit category was primarily reflective of the instability of the stock market, during the first nine months of 2001, which resulted in customer deposits into more stable interest earning investments. Balances in noninterest bearing demand deposits increased $1,999,064 from year-end 2000. This increase was attributable to normal fluctuations. Balances in the time deposit component of the deposit portfolio remained stable at September 30, 2001 compared to year-end 2000. West Pointe continues to emphasize sales efforts and offers competitive pricing of deposits.

         Table 5 sets forth the composition of deposits and the percentage of each category to total deposits for the periods presented.

TABLE 5 - Deposit Liability Composition

                                                 September 30                      December 31
                                                     2001                             2000
                                         ---------------------------       ---------------------------
                                            Amount         Percent            Amount         Percent
                                         ------------    -----------       ------------    -----------
Noninterest bearing demand deposits...   $ 33,168,690           10.4%      $ 31,169,626           10.3%
Interest bearing demand deposits......     27,464,251            8.6         42,429,255           14.1
Savings and money market deposits.....     90,716,024           28.3         59,919,759           19.9
Time deposits $100,000 or more........     51,846,440           16.2         45,353,042           15.0
Time deposits less than $100,000......    116,659,722           36.5        122,907,439           40.7
                                         ------------    -----------       ------------    -----------
     Total deposits...................   $319,855,127          100.0%      $301,779,121          100.0%
                                         ============    ===========       ============    ===========

BORROWINGS

         Total borrowings amounted to $21,453,210 at September 30, 2001, compared to $16,495,816 at year-end 2000. At September 30, 2001 and December 31, 2000, borrowings consisted of securities sold under agreements to repurchase (repurchase agreements), Federal Home Loan Bank advances and a short-term borrowing with an unaffiliated bank.

         Repurchase agreements increased $5,107,394 from year-end 2000. These borrowings serve as an alternative funding source to deposits. The majority of the increase in repurchase agreements was in the form of cash management repurchase agreement accounts. Such accounts involve the daily transfer of excess funds from noninterest bearing deposit accounts into interest bearing cash management repurchase agreement accounts. Cash management repurchase agreement accounts are marketed to commercial and individual deposit customers and are considered to be a stable source of funds. Repurchase agreements, other than cash management repurchase agreements, generally represent an alternative to short-term certificates of deposit.

         At September 30, 2001 and December 31, 2000, the Bank had one $5,000,000 Federal Home Loan Bank advance, which reflected an interest rate of 5.63% and had a scheduled maturity of December 13, 2004. As of December 13, 2000, this advance is callable on a quarterly basis.

         At September 30, 2001, other borrowings consisted of a $1,537,500 borrowing under a line of credit with an unaffiliated bank. This line of credit allows for borrowings, by West Pointe, of up to $5,000,000. The line of credit matures on January 7, 2002, and bears interest at a rate of 50 basis points under the prime lending rate. West Pointe originally borrowed $1,837,500 in December 1999. In order to increase the Bank's capital position, $1,500,000 of the borrowing was contributed to the Bank as additional paid in capital. The remaining proceeds from the original borrowing were used to repurchase 6,250 shares of West Pointe's common stock. Since the date of the original borrowing and through September 30, 2001, West Pointe made six principal payments totaling $300,000.

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

         At September 30, 2001, nonperforming assets totaled $747,221, or .20% of total assets, compared to nonperforming assets at year-end 2000 of $973,950 or .29% of total assets. Nonperforming assets, at December 31, 2000, included $128,850 relating to foreclosed property. During the first nine months of 2001, two parcels of foreclosed property were sold. These foreclosed property dispositions produced a modest loss of $1,015. As of September 30, 2001, nonperforming assets included $71,153 relating to foreclosed property. Nonperforming loans in the commercial, financial and agricultural segment of the portfolio decreased $228,462 from December 31, 2000. Nonperforming loans in the commercial real estate segment of the portfolio increased $107,469 from December 31, 2000. Nonperforming loans in the other segments of the loan portfolio remained relatively stable at September 30, 2001 compared to December 31, 2000. Management is in various stages of workout or liquidation of the remaining nonperforming loans.

         Table 6 sets forth a summary of West Pointe's loan portfolio mix and nonperforming assets.

TABLE 6 - Loan Portfolio Mix and Nonperforming Assets

                                                     September 30, 2001                   December 31, 2000
                                             --------------------------------      -------------------------------
                                              Loans and                             Loans and
                                              Foreclosed       Non-performing       Foreclosed      Non-performing
                                               Property            Assets            Property           Assets
                                             ------------      --------------      ------------     --------------
Commercial borrowers:
Commercial, financial and
     agricultural ......................     $ 47,633,651      $       82,617      $ 45,889,923     $    311,079
Commercial real estate .................       78,948,813             391,859        70,523,998          284,390
Real estate construction ...............       10,239,385                  --         9,953,117               --
                                             ------------      --------------      ------------     ------------
          Total commercial .............      136,821,849             474,476       126,367,038          595,469

Consumer borrowers:
1-4 family residential
     real estate .......................       53,404,528             155,615        51,591,072          171,015
Other consumer loans ...................       11,938,359              45,977        11,466,561           78,616
                                             ------------      --------------      ------------     ------------
          Total consumer ...............       65,342,887             201,592        63,057,633          249,631
                                             ------------      --------------      ------------     ------------
          Total loans ..................      202,164,736             676,068       189,424,671          845,100
Foreclosed property ....................           71,153              71,153           128,850          128,850
                                             ------------      --------------      ------------     ------------
          Total ........................     $202,235,889      $      747,221      $189,553,521     $    973,950
                                             ============      ==============      ============     ============

Nonaccrual loans .......................                       $      326,825                       $    159,756
Accruing loans past due
     90 days or more ...................                               33,457                            685,344
Troubled debt restructurings ...........                              315,786                                 --
                                                               --------------                       ------------
     Total nonperforming loans .........                              676,068                            845,100
Foreclosed property ....................                               71,153                            128,850
                                                               --------------                       ------------
     Total nonperforming assets ........                       $      747,221                       $    973,950
                                                               ==============                       ============

Nonperforming loans to total loans .....                                  .33%                               .45%
Nonperforming assets to total loans
     and foreclosed property ...........                                  .37%                               .51%
Nonperforming assets to total assets ...                                  .20%                               .29%

         Net charge-offs for the third quarter of 2001 totaled $29,566 compared to $648,666 for the third quarter of 2000. During the first nine months of 2001, net charge-offs totaled $105,527 compared to $1,074,862 for the first nine months of 2000. Charge-offs recorded during the first nine months of 2001 in the commercial, financial and agricultural segment of the loan portfolio totaled $180,661, the majority of which was associated with three commercial borrowers. Recoveries recorded during the first nine months of 2001 in the commercial, financial and agricultural segment totaled $176,843 and primarily resulted from a loan to one commercial borrower. The aforementioned recovery occurred during the first quarter of 2001. Charge-offs and recoveries recorded during the third quarter of 2001 in all segments of the portfolio were not significant. Charge-offs recorded during the first nine months of 2000 in the commercial, financial and agricultural segment of the loan portfolio totaled $973,357, the majority of which was associated with loans to two commercial borrowers. Charge-offs and recoveries, during the first nine months of 2000, in all other segments of the loan portfolio were not significant.

                  West Pointe's allowance for loan losses at September 30, 2001, increased to $2,156,166 from $1,769,693 at December 31, 2000. The increase in the allowance for loan losses was primarily due to overall growth in the loan portfolio. At September 30, 2001, the allowance for loan losses represented 318.93% of nonperforming loans compared to 209.41% at December 31, 2000. The ratio of the allowance for loan losses to total loans was 1.07% at September 30, 2001 compared to .93% and .98% at December 31, 2000 and September 30, 2000, respectively. Managements believes that the allowance for loan losses at September 30, 2001 was adequate to absorb potential losses inherent in the loan portfolio. However, past loan loss experience as it relates to current portfolio mix, evaluation of potential losses in the portfolio, subsequent changes in economic conditions and other factors may require changes in the levels of the allowance for loan losses.

         Table 7 presents information pertaining to the activity in and an analysis of West Pointe's allowance for loan losses for the periods presented.

TABLE 7 - Allowance For Loan Losses

                                                         Three Months Ended               Nine Months Ended
                                                            September 30                    September 30
                                                     --------------------------      --------------------------
                                                        2001            2000            2001            2000
                                                     ----------      ----------      ----------      ----------
Balance at beginning of period .................     $1,997,732      $1,755,825      $1,769,693      $1,687,021
Loans charged off:
     Commercial, financial and agricultural ....          3,631         636,567         180,661         973,357
     Real estate:
          Commercial ...........................             --           7,658              --          16,966
          Residential ..........................         50,898              --          51,997          81,893
                                                     ----------      ----------      ----------      ----------
               Total real estate ...............         50,898           7,658          51,997          98,859
                                                     ----------      ----------      ----------      ----------
     Consumer ..................................         18,025           1,358          30,423          30,394
     Credit cards ..............................          6,638           9,236          33,196           9,236
                                                     ----------      ----------      ----------      ----------
               Total charge-offs ...............         79,192         654,819         296,277       1,111,846
                                                     ----------      ----------      ----------      ----------

Recoveries of loans previously charged off:
     Commercial, financial and agricultural ....         43,792              --         176,843          30,000
     Real estate:
          Residential ..........................             --           1,654              --           1,654
     Consumer ..................................          5,815              --          11,144             656
     Credit cards ..............................             19           4,499           2,763           4,674
                                                     ----------      ----------      ----------      ----------
               Total recoveries ................         49,626           6,153         190,750          36,984
                                                     ----------      ----------      ----------      ----------

Net charge-offs ................................         29,566         648,666         105,527       1,074,862
Provision for loan losses ......................        188,000         733,000         492,000       1,228,000
                                                     ----------      ----------      ----------      ----------
Balance at end of period .......................     $2,156,166      $1,840,159      $2,156,166      $1,840,159
                                                     ==========      ==========      ==========      ==========

Net charge-offs (annualized) as a
     percent of average total loans ............            .06%           1.39%            .07%            .79%
Allowance for loan losses to total loans .......           1.07%            .98%           1.07%            .98%
Allowance for loan losses to
     nonperforming loans .......................         318.93%         297.11%         318.93%         297.11%

CAPITAL RESOURCES

CAPITAL RESOURCES

         Total stockholders' equity increased $3,246,325 from $20,460,278 at December 31, 2000 to $23,706,603 at September 30, 2001. Net income for the nine-month period ended September 30, 2001 was $1,919,688.

         During the third quarter of 2001, the Company adopted a Dividend Reinvestment Plan (the "Plan"). The Plan provides holders of the Company's common stock with a convenient method of purchasing additional shares of common stock without fees of any kind by reinvesting Company dividends. Participants in the Plan also have the option to purchase additional shares of the Company's common stock with cash. These optional cash purchases must be at least $100 and no more than $5,000 per quarterly reinvestment period. The Company has registered 50,000 shares of common stock with the Securities and Exchange Commission in connection with the Plan.

         Financial institutions are required to maintain ratios of capital to assets in accordance with guidelines promulgated by the federal banking regulators. The guidelines are commonly known as "Risk-Based Guidelines" as they define the capital level requirements of a financial institution based upon the level of credit risk associated with holding various categories of assets. The Risk-Based Guidelines require minimum ratios of Tier 1 and Total Capital to risk-weighted assets of 4% and 8%, respectively. At September 30, 2001, West Pointe's Tier 1 and Total capital ratios were 9.57% and 10.49%, respectively. In addition to the Risk-Based Guidelines, the federal banking agencies have established a minimum leverage ratio guideline for financial institutions (the "Leverage Ratio Guideline"). The Leverage Ratio Guideline provides for a minimum ratio of Tier 1 capital to average assets of 4%. West Pointe's leverage ratio at September 30, 2001, was 6.22%. Accordingly, West Pointe has satisfied these regulatory guidelines.

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

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: See Exhibit Index on page 21 hereof.

         (b) Reports on Form 8-K: No reports on Form 8-K were filed by West Pointe during the third quarter of 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                WEST POINTE BANCORP, INC.
                                         ---------------------------------------
                                                        (Registrant)


DATE:  November 9, 2001                  By: /s/ Terry W. Schaefer
-----------------------                     ----------------------
                                              Terry W. Schaefer
                                              President and Chief
                                              Executive Officer



DATE:  November 9, 2001                  By: /s/ Bruce A. Bone
-----------------------                     ------------------
                                              Bruce A. Bone
                                              Executive Vice President and
                                              Chief Financial Officer

                                  EXHIBIT INDEX

        EXHIBIT
        NUMBER                       DESCRIPTION
        -------                      -----------
         11.1     Computation of Net Income Per Share (incorporated by reference to Note D of West Pointe's unaudited interim consolidated
                  financial statements included herein).