Form 10-K405
period 2001-12-31
WEST POINTE BANCORP INC
filed 2002-03-27
CIK 1040589

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Fiscal Year Ended December 31, 2001

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         There is no non-voting common equity. There is no active trading market in the Registrant's common equity. Based on information available to West Pointe regarding sales of the company's common stock, the aggregate market value of the common stock held by nonaffiliates is $21,545,837. For this purpose, all shares held by directors, executive officers and shareholders beneficially holding five percent or more of the company's common stock have been treated as held by affiliates.

         As of March 1, 2002 there were 989,599 shares issued, of which 971,849 shares were outstanding, of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2001, are incorporated by reference in Part II.

         Portions of the registrant's proxy statement for its April 10, 2002, annual meeting of shareholders (the "2002 Proxy Statement") are incorporated by reference in Part III.

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

      At the present time, except as mentioned below, West Pointe has no material assets, liabilities or operations other than those of the Bank, does not own or lease any property and has no paid employees. We utilize the premises and employees of the Bank. As described in our financial statements, West Pointe has entered into a revolving line of credit with an unaffiliated bank that had a balance of $1,487,500 as of December 31, 2001. See the financial statements at
Item 8 of this report, including notes 8 and 19 therein. The executive offices of West Pointe are located at 5701 West Main Street, Belleville, Illinois 62226.

FORWARD LOOKING STATEMENTS

      This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of West Pointe. These forward-looking statements are based on assumptions and describe future plans, strategies, projections and expectations of West Pointe and are generally identified by the use of the terms "believe", "expect", "intend", "anticipate", "estimate", "project", or similar words. West Pointe's ability to predict results or the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on West Pointe's operations include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in West Pointe's market areas and accounting principles and guidelines. All of these uncertainties, as well as others, are present in a banking operation and stockholders are cautioned that management's view of the future on which it prices its products, evaluates collateral, sets loan reserves and estimates costs of operation and regulation may prove to be other than as anticipated. West Pointe assumes no obligation to update any forward-looking statements that are made from time to time.

BANKING PRODUCTS AND SERVICES

      The Bank was established in 1990 under the Illinois Banking Act, and operates in the financial services segment. Since its establishment, it has conducted a general banking business embracing the customary functions of commercial banking, including residential real estate, commercial, industrial and consumer lending, collections, safe deposit operations, and other services tailored to individual customer needs. On April 8, 1997, the Bank became a wholly owned subsidiary of the Company pursuant to the Plan of Reorganization and Exchange dated as of February 12, 1997. At December 31, 2001, the Company had total assets of $366,713,993, total deposits of $322,100,723 and total loans (net of allowance for loan losses of $2,224,352) of $198,179,387. For information relating to our results of operations and other financial data see our Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

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

LENDING ACTIVITIES

      The Bank makes and services both secured and unsecured loans to individuals, firms and corporations. The Bank's loan portfolio is composed of loans in the following categories: commercial, financial and agricultural; commercial real estate; real estate construction; consumer residential real estate; and other consumer loans. The percent of loans for the various areas of business of the Bank as of December 31, 2001, based on principal amount, were 24.2% commercial, 27.5% residential real estate, 42.5% other real estate, 3.2% automobile and 2.6% other consumer loans. As of December 31, 2001, the Bank had approximately 5,400 loans outstanding in the aggregate amount of $200,403,739.

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

      As of December 31, 2001, and effective January 30, 2002, the statutory legal lending limit amount for the Bank to loan to one customer was $5,311,579.

DEPOSIT ACTIVITIES

      The Bank offers similar types of deposit accounts to those offered by other financial institutions. The categories of deposit accounts within the Bank's portfolio include non-interest bearing demand deposits, interest bearing demand deposits, savings and money market deposits, time deposits of $100,000 and more, and time deposits of less than $100,000. On December 31, 2001 the Bank had approximately 26,400 deposit accounts representing $322,100,723 in deposits.

      Core deposits originating within the communities served by our banking locations continue to be the Bank's most reliable and most important source of funds. Deposit products are offered to individuals, partnerships, corporations, public entities and not-for-profit organizations. Within each deposit category, customers have a variety of product options to choose from, each of which may have characteristics specifically suited to their needs. These product options may have variations in service fees, minimum balance requirements and interest rates. In the case of time deposits, the Bank offers a wide variety of products with varying maturity terms and rates. The Bank operates in a highly competitive market place for deposits and strives to price its deposit products accordingly. The Bank has no brokered deposits. No material portion of the Bank's deposits has been obtained from a single customer or customers (including federal, state, and local governments and agencies) the loss of any one or more of which would have a materially adverse effect on the Bank, nor is a material portion of the Bank's deposits concentrated within a single industry or group of related industries.

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

      The Bank classifies investment securities as available for sale or held to maturity. Available-for-sale investment securities are held with the option of their disposal in the foreseeable future to meet investment objectives or for other operational needs. Held-to-maturity investment securities generally provide a relatively stable source of income. As of December 31, 2001, the Bank had no investment securities classified as held to maturity.

      Available-for-sale investment securities are recorded at fair value. As of December 31, 2001, all of the investment securities held in the Bank's investment portfolio are classified as available for sale. At December 31, 2001, the Bank's available-for-sale portion of the investment securities portfolio reflected a fair value of $128,728,724 and an amortized cost of $128,272,156. The U.S. government corporations and agencies portion of the available-for-sale portfolio is comprised primarily of securities issued by the Federal Home Loan Bank. Available-for-sale mortgage-backed securities is comprised of securities issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Government National Mortgage Association. Over 70% of the obligations of states and political subdivisions portion of the available-for-sale portfolio is rated by either Moody's Rating Service or Standard and Poor's Rating Service as "AAA". Holdings of the Federal Home Loan Bank and the Federal National Mortgage Association comprise the equity portion of the available-for-sale portfolio.

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

      As of December 31, 2001 and based on the guidelines set out above, the Company's calculations showed that the Company and the Bank were classified as "well capitalized" under the above guidelines. It is the practice of the Company to comply with all applicable capitalization requirements.

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

      A range of other provisions in the FDICIA include requirements applicable to: closure of branches; additional disclosures to depositors with respect to terms and interest rates applicable to deposit accounts; uniform regulations for extensions of credit secured by real estate; restrictions on activities of and investments by state-chartered banks; modification of accounting standards to conform to accounting principles generally accepted in the United States of America, including the reporting of off-balance sheet items and supplemental disclosure of estimated fair market value of assets and liabilities in financial statements filed with the banking regulators; penalties in making or failing to file assessment reports with the FDIC; restrictions on extensions of credit to directors, officers and principal stockholders; and reporting requirements on agricultural loans and loans to small businesses.

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

Dividend Restrictions

      The FRB generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The FRB's policy is that a bank holding company should not initiate or continue cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. A bank holding company is expected to act as a source of financial strength for each of its subsidiary banks and to commit resources to support its subsidiary banks in circumstances when it might not do so in the absence of such policy. Our ability to pay any dividends in the future depends in large part on the ability of the Bank to pay dividends to us. The ability of the Bank to pay dividends is subject to restrictions set forth in the banking and corporate laws of each state and regulations of the FDIC. Additionally, under the FDICIA a bank may not make any capital distribution, including the payment of dividends, if, after making such distribution, the bank would be in any of the "under-capitalized" categories under the FDIC's Prompt Corrective Action regulations.

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

Federal Deposit Insurance

      Under the FDICIA, the Bank, as an FDIC-insured institution, is required to pay deposit insurance premiums based on the risk it poses to the insurance fund. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve certain designated reserve ratios in the insurance funds and to impose special additional assessments. The assessment rate schedule for premium assessment provides for an assessment range of 0% to 0.27% of deposits, depending on capital and supervisory factors. Each depository institution is assigned to one of three capital groups: "well capitalized," "adequately capitalized" or "under capitalized." Within each capital group, institutions are assigned to one of three supervisory subgroups: "Subgroup A," "Subgroup B" or "Subgroup C". Accordingly, there are nine combinations of capital groups and supervisory subgroups to which varying assessment rates would be applicable. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Deposit insurance may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance. During 2001, the Bank was assessed deposit insurance in the aggregate amount of $57,052.

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

      In April of 1995, the FRB, the Office of the Comptroller of the Currency and other federal banking agencies adopted amendments revising their CRA regulations. Among other things, the amended CRA regulations substitute, for the prior process-based assessment factors, a new evaluation system that rates an institution based on its actual performance in meeting community needs. In particular, the new system focuses on three tests: (i) a lending test, to evaluate the institution's record of making loans in its assessment areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution's delivery of services through its branches, automated teller machines and other offices. The amended CRA regulations also clarify how an institution's CRA performance would be considered in the application process. The Bank received a satisfactory rating on its most recent CRA performance evaluation.

Financial Institutions Reform, Recovery And Enforcement Act Of 1988

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

EMPLOYEES

      As of December 31, 2001, the Bank employed 108 full-time employees and 18 part-time employees. The Company does not have any employees and uses the employees retained by the Bank. No collective bargaining unit represents the employees. The Company and the Bank consider relations with their employees to be good.

ITEM 2. PROPERTIES.

      The Company and the Bank both operate out of the Bank's headquarters office and four branch offices, all of which are owned with the exception of one branch office. The following is a brief description of the properties owned and leased by the Company:

      Location                 Size           Description        Owned/Leased
      --------                 ----           -----------        ------------
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

(1) The Company uses a portion of this property for record retention purposes only; the remaining portion of the property is leased to third parties on an interim basis.

ITEM 3. LEGAL PROCEEDINGS

      Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, various civil actions and other issues incident to the Bank's business. Bank management is of the opinion, based upon present information, including evaluations by outside counsel, that the Bank's financial condition or results of operations will not be materially affected by the ultimate resolution of pending or threatened legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

      During the fourth quarter of 2001, the Company did not submit any matters to the vote of security holders through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

      Information regarding executive officers is contained in Item 10 of Part III of this report and is hereby incorporated by reference.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      The section of our Annual Report to the Shareholders for the fiscal year ended December 31, 2001, entitled "Common Stock and Related Matters" is hereby incorporated by reference. No other sections of the Annual Report are incorporated herein by this reference.

Recent Sale of Unregistered Securities

      On December 12, 2001, January 10, 2001 and January 12, 2000, we granted options to purchase an aggregate of 35,000, 22,000 and 28,000 shares of our common stock, respectively, to employees and directors under the West Pointe Bancorp, Inc. 1998 Stock Option Plan. The exercise prices of these options were $30.25, $27.50 and $27.00 per share, respectively, the fair market values of our common stock on the dates of grant. The options vest ratably in installments of one-fifth per year starting on the first anniversary of the dates of grant. All of these grants were made in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act of 1933, as amended, pursuant to a written compensatory benefit plan or the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated thereunder. On November 15, 2000, the Company filed a registration statement on Form S-8 registering the shares underlying the options granted.

ITEM 6. SELECTED FINANCIAL DATA

      The section of our Annual Report to the Shareholders for the fiscal year ended December 31, 2001, entitled "Selected Consolidated Financial Information" is hereby incorporated by reference. No other sections of such Annual Report are incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RSULTS OF OPERATIONS

      The section of the Annual Report to the Shareholders for the fiscal year ended December 31, 2001, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" is hereby incorporated by reference. No other sections of such Annual Report are incorporated herein by this reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The sections of our Annual Report to the Shareholders for the fiscal year ended December 31, 2001 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources and Asset/Liability Management" is hereby incorporated by reference. No other sections of such Annual Report are incorporated herein by this reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The sections of the Annual Report to the Shareholders for the fiscal year ended December 31, 2001, entitled "Quarterly Financial Information (unaudited)," "Independent Auditors' Report," "West Pointe Bancorp, Inc. and Subsidiary Consolidated Balance Sheets," "West Pointe Bancorp, Inc. and Subsidiary Consolidated Statements of Income," "West Pointe Bancorp, Inc. and Subsidiary Consolidated Statements of Comprehensive Income," "West Pointe Bancorp, Inc. and Subsidiary Consolidated Statements of Stockholders' Equity," "West Pointe Bancorp, Inc. and Subsidiary Consolidated Statements of Cash Flows," and "West Pointe Bancorp, Inc. and Subsidiary Notes to Consolidated Financial Statements" are hereby incorporated by reference. No other sections of such Annual Report are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding directors and executive officers appearing under "Election of Directors" on pages 2-4, the second paragraph of the section entitled "Compensation of Directors" on page 6, and "Certain Other Information Regarding Management--Section 16(a) Beneficial Ownership Reporting Compliance" on page 13, of our Notice of Annual Meeting of Shareholders and Proxy Statement (the "2002 Proxy Statement") dated March 15, 2002, is hereby incorporated by reference. No other sections of the 2002 Proxy Statement are incorporated herein by this reference. The following information with respect to the executive officers of the Company on February 15, 2002 is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K.

         Bruce A. Bone, 47, has served as Chief Financial Officer of the Company since 1999 and Executive Vice President and Chief Financial Officer since January 2001. Prior to joining the Company in 1999, Mr. Bone served as Senior Vice President for Magna Group, Inc., subsequently acquired by Union Planters Corporation, from 1994 until 1999. Mr. Bone served in other capacities for Magna Group, Inc. since 1977.

         Robert G. Cady, 54, has served as Senior Vice President and Trust Officer of the Bank since 1994.

         James W. Kuehn, 44, has served as Senior Vice President and Senior Lending Officer of the Company since 1994.

         Albert A. Miller, 62, has served as the Senior Vice President of Operations of the Bank since 1998. Prior to joining the Company, Mr. Miller was employed by Boatman's National Bank since 1983.

         Quinten E. Spivey, 60, has served as the Senior Vice President and Trust Officer of the Bank since October 2000. Prior to joining the Company, Mr. Spivey was employed by Magna

Group, Inc., subsequently acquired by Union Planters Corporation, from 1982 until September 2000.

ITEM 11. EXECUTIVE COMPENSATION

      The sections of the 2002 Proxy Statement, entitled "Compensation of Directors," "Stock Price Performance Graph," "Executive Compensation," and "Certain Agreements" are hereby incorporated by reference. No other sections of the 2002 Proxy Statement are incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The section of the 2002 Proxy Statement, entitled "Stock Ownership of Management and Certain Beneficial Owners," is hereby incorporated by reference. No other sections of the 2002 Proxy Statement are incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The section of the 2002 Proxy Statement, entitled "Transactions and Relationships; Indebtedness of Management" of the section "Certain Other Information Regarding Management" is hereby incorporated by reference. No other sections of the 2002 Proxy Statement are incorporated herein by this reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

      The following information appearing in the Company's Annual Report to Shareholders for the Fiscal Year Ended December 31, 2001 is hereby incorporated by reference as Exhibit 13.1 to this Annual Report on Form 10-K. No other sections of such Annual Report are incorporated herein by this reference.

                                                              Annual Report Page
                                                              ------------------
Independent Auditors' Report                                         28

West Pointe Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets as of December 31, 2001 and 2000         29

West Pointe Bancorp, Inc. and Subsidiary
Consolidated Statements of Income for the years ended
December 31, 2001, 2000 and 1999                                     30

West Pointe Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income for the
years ended December 31, 2001, 2000 and 1999                         31

West Pointe Bancorp, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity for the
years ended December 31, 2001, 2000 and 1999                         32

West Pointe Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows for the
years ended December 31, 2001, 2000 and 1999                         33

Notes to Consolidated Financial Statements                        34-51

(a)(2) No additional Financial Statement Schedules are filed as part of this report pursuant to Item 8 and Item 14(d).

(a)(3) See Exhibit Index beginning at page 24 of this report.

(b) Reports on Form 8-K.

           No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c) The registrant hereby files herewith or incorporates herein by reference (except to the extent otherwise indicated in this report) the exhibits identified on the Exhibit Index beginning on page 24 of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            West Pointe Bancorp, Inc.

March 20, 2002                           By /s/ Terry W. Schaefer
                                            ------------------------------------
                                            Terry W. Schaefer
                                            President, Chief Executive Officer,
                                            and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



March 20, 2002     By /s/ Harry E. Cruncleton
                      ----------------------------------------------------------
                          Harry E. Cruncleton
                          Chairman of the Board and Director


March 20, 2002     By /s/ Terry W. Schaefer
                      ----------------------------------------------------------
                          Terry W. Schaefer
                          President, Chief Executive Officer, and Director


March 20, 2002     By /s/ Bruce A. Bone
                      ----------------------------------------------------------
                          Bruce A. Bone
                          Executive Vice President and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)


March 20, 2002     By /s/ William C. Allison
                      ----------------------------------------------------------
                          William C. Allison
                          Director

March 20, 2002     By /s/ David G. Embry
                      ----------------------------------------------------------
                          David G. Embry
                          Director

March 20, 2002     By /s/ Jack B. Haydon
                      ----------------------------------------------------------
                          Jack B. Haydon
                          Director


March 20, 2002     By /s/ Charles G. Kurrus, III
                      ----------------------------------------------------------
                          Charles G. Kurrus, III
                          Director


March 20, 2002     By /s/ Edward J. Szewczyk
                      ----------------------------------------------------------
                          Edward J. Szewczyk
                          Director


March 20, 2002     By /s/ Wayne W. Weeke
                      ----------------------------------------------------------
                          Wayne W. Weeke
                          Director

                                  EXHIBIT INDEX


Regulation S-K
Exhibit Number    Document
--------------    --------
     3.1          Articles of Incorporation(1)

     3.2          Bylaws of West Pointe Bancorp, Inc.(1)

    10.1          West Pointe Bancorp, Inc. 1998 Stock Option Plan(1)

    10.2          Split Dollar Agreement(1)

    10.3          Employment Agreement with Harry E. Cruncleton*(1)

    10.4          Deferred Directors' Fee Program(1)

    10.5          Salary Continuation Agreement with Terry W. Schaefer(2)*

    10.6          Split Dollar Insurance Agreement with Terry W. Schaefer(2)*

    13.1          Annual Report to Shareholders for Fiscal Year ended
                  December 31, 2001

    21.1          Subsidiary of the Registrant(1)

    23.1          Consent of Independent Auditors

(1) Documents incorporated by reference to the Company's Registration Statement on Form 10 (file no. 000-30505) at the corresponding exhibit. All such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

(2) Documents incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2000 at the corresponding exhibit. All such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

*These agreements are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.