Form 10-Q
period 2002-03-31
WEST POINTE BANCORP INC
filed 2002-05-13
CIK 1040589

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period                 to
                                    ---------------    ---------------

                           Commission File No.   0-30505
                                              ----------

                            WEST POINTE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

         Illinois                                        36-4149655
------------------------                       ---------------------------------
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

                     Yes [X]                    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                                 Outstanding at May 10, 2002
-------------------------                       ---------------------------

Common stock $1 par value                                 973,392

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WEST POINTE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                           MARCH 31         DECEMBER 31
                                                                                             2002              2001
                                                                                        -------------    -------------
ASSETS
     Cash and due from banks                                                            $  10,034,478    $  11,162,097
     Interest bearing due from banks                                                       13,195,518        9,119,540
     Investment securities:
          Available-for-sale, at fair value (cost of $126,605,223 and
               $128,272,156 at March 31, 2002 and December 31, 2001, respectively)        126,476,594      128,728,724
     Loans                                                                                201,913,094      200,403,739
          Allowance for loan losses                                                        (2,324,051)      (2,224,352)
                                                                                        -------------    -------------
               Net Loans                                                                  199,589,043      198,179,387
     Accrued interest receivable                                                            2,103,322        2,055,512
     Real estate acquired by foreclosure                                                      134,653          156,153
     Bank premises and equipment                                                           11,711,004       11,777,085
     Deferred tax asset, net                                                                  614,809          421,890
     Other assets                                                                           5,128,619        5,113,605
                                                                                        -------------    -------------
               TOTAL ASSETS                                                             $ 368,988,040    $ 366,713,993
                                                                                        =============    =============

LIABILITIES
     Deposits:
          Noninterest bearing                                                           $  33,935,441    $  37,542,385
          Interest bearing                                                                288,370,620      284,558,338
                                                                                        -------------    -------------
               Total Deposits                                                             322,306,061      322,100,723
     Securities sold under agreements to repurchase                                        13,731,643       12,237,129
     Other borrowings                                                                       1,762,100        1,487,500
     Federal Home Loan Bank advances                                                        5,000,000        5,000,000
     Accrued interest payable                                                                 899,482        1,130,922
     Income taxes payable                                                                     364,878          147,855
     Other liabilities                                                                      1,326,470        1,222,142
                                                                                        -------------    -------------
               TOTAL LIABILITIES                                                          345,390,634      343,326,271

STOCKHOLDERS' EQUITY
     Preferred stock, $1 par value - 50,000 shares authorized;
          none issued or outstanding at March 31, 2002 or December 31, 2001                      ----             ----
     Common stock, $1 par value - 10,000,000 shares authorized; 991,142 and 989,599
          shares issued at March 31, 2002 and December 31, 2001, respectively                 991,142          989,599
     Surplus                                                                               12,847,194       12,798,975
     Retained earnings                                                                     10,487,395        9,653,576
     Treasury stock, 17,750 and 6,250 shares at March 31, 2002 and December 31, 2001,
          respectively, at cost                                                              (648,575)        (337,500)
     Accumulated other comprehensive income (loss)                                            (79,750)         283,072
                                                                                        -------------    -------------
               TOTAL STOCKHOLDERS' EQUITY                                                  23,597,406       23,387,722
                                                                                        -------------    -------------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 368,988,040    $ 366,713,993
                                                                                        =============    =============

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                      -----------------------
                                                         2002         2001
                                                      ----------   ----------
Interest and Fee Income:
     Interest and fees on loans                       $3,786,421   $4,214,823
     Interest on U.S. Treasuries and agencies          1,095,053    1,495,520
     Interest on state and municipal obligations         375,672      320,944
     Interest on federal funds sold                           98       33,385
     Interest on deposits with banks                      46,669      110,696
                                                      ----------   ----------
          TOTAL INTEREST AND FEE INCOME                5,303,913    6,175,368
Interest Expense:
     NOW, money market and savings deposits              458,390    1,003,127
     Certificates of deposit                           1,664,776    2,624,501
     Securities sold under agreements to repurchase       65,915      126,196
     Other borrowings                                     17,184       35,084
     Federal Home Loan Bank advances                      70,375       70,387
                                                      ----------   ----------
          TOTAL INTEREST EXPENSE                       2,276,640    3,859,295
                                                      ----------   ----------
               NET INTEREST INCOME                     3,027,273    2,316,073
Provision for Loan Losses                                150,000      116,000
                                                      ----------   ----------
               NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES               2,877,273    2,200,073
Noninterest Income:
     Service charges on deposits                         318,835      268,529
     Mortgage banking                                     75,482       32,414
     Trust fees                                          169,227      119,376
     Credit card income                                   84,841       73,230
     Increase in cash surrender value of life
          insurance                                       68,407       74,973
     Gain on sale of investment securities, net          239,344      320,630
     Other                                               122,179      102,458
                                                      ----------   ----------
          TOTAL NONINTEREST INCOME                     1,078,315      991,610
Noninterest Expense:
     Employee compensation and other benefits          1,364,813    1,199,240
     Occupancy, net                                      176,941      172,432
     Furniture and equipment                             136,908      133,920
     Data processing                                     113,813       98,314
     Advertising                                          87,158       71,953
     Other                                               731,951      659,553
                                                      ----------   ----------
          TOTAL NONINTEREST EXPENSE                    2,611,584    2,335,412
                                                      ----------   ----------
INCOME BEFORE INCOME TAXES                             1,344,004      856,271
Income Tax Expense                                       413,000      193,400
                                                      ----------   ----------

NET INCOME                                            $  931,004   $  662,871
                                                      ==========   ==========

Average Shares Outstanding:
     Basic                                               972,318      979,961
     Diluted                                             988,104      988,097
Per Share Data:
     Net income:
          Basic                                       $      .96   $      .68
                                                      ==========   ==========
          Diluted                                     $      .94   $      .67
                                                      ==========   ==========

     Dividends declared                               $      .10   $      .09
                                                      ==========   ==========

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)

                                             THREE MONTHS ENDED MARCH 31, 2002
                                  ------------------------------------------------------



                                  PREFERRED     COMMON                    COMPREHENSIVE
                                    STOCK        STOCK        SURPLUS         INCOME
                                   --------   ----------    -----------     ----------

Balance - December 31, 2001           $----   $    989,599   $ 12,798,975

  Issuance of common stock             ----          1,543         48,219
  Purchase of treasury stock           ----           ----           ----
  Net income                           ----           ----           ----   $    931,004
  Other comprehensive income
    (loss), net of tax-unrealized
    gains on securities, net of
    reclassification adjustment (1)    ----           ----           ----       (362,822)
                                                                            ------------
  Comprehensive income                                                      $    568,182
                                                                            ============

  Dividends paid                       ----           ----           ----
                                      -----   ------------   ------------
Balance - March 31, 2002              $----   $    991,142   $ 12,847,194
                                      -----   ============   ============



                                                    THREE MONTHS ENDED MARCH 31, 2002
                                     --------------------------------------------------------------

                                                                       ACCUMULATED
                                                                          OTHER          TOTAL
                                        RETAINED        TREASURY     COMPREHENSIVE   STOCKHOLDERS'
                                        EARNINGS          STOCK       INCOME (LOSS)      EQUITY
                                      ------------    ------------    ------------    ------------
Balance - December 31, 2001           $  9,653,576    $   (337,500)   $    283,072    $ 23,387,722

  Issuance of common stock                    ----            ----            ----          49,762
  Purchase of treasury stock                  ----        (311,075)           ----        (311,075)
  Net income                               931,004            ----            ----         931,004
  Other comprehensive income
    (loss), net of tax-unrealized
    gains on securities, net of
    reclassification adjustment (1)           ----            ----        (362,822)       (362,822)

  Comprehensive income

  Dividends paid                           (97,185)           ----            ----         (97,185)
                                      ------------    ------------    ------------    ------------
Balance - March 31, 2002              $ 10,487,395    $   (648,575)   $    (79,750)   $ 23,597,406
                                      ============    ============    ============    ============





(1) Disclosure of reclassification adjustment:


                                                                                  THREE MONTHS
                                                                                     ENDED
                                                                                 MARCH 31, 2002
                                                                                -----------------
     Unrealized losses arising during the period                                $       511,215
     Less reclassification adjustment for gains included in net income                 (148,393)
     Unrealized losses on investment securities                                 -----------------
                                                                                $       362,822
                                                                                =================

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31
                                                                                 ----------------------------
                                                                                     2002           2001
                                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                  $    931,004    $    662,871
     Adjustments to reconcile net income to net cash provided
          by operating activities:
               Depreciation and amortization:
                    Bank premises and equipment                                       158,210         156,083
                    Discounts and premiums                                            177,602        (102,648)
                    Gain on sale of investment securities, net                       (239,344)       (320,630)
                    Provision for loan losses                                         150,000         116,000
               Change in assets and liabilities:
                    (Increase) decrease in accrued interest receivable                (47,810)        545,057
                    Decrease in accrued interest payable                             (231,440)        (33,044)
                    Increase in income taxes, net                                     246,479         193,401
                    Net change in other assets and other liabilities                  157,721         162,257
                                                                                 ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           1,302,422       1,379,347

CASH FLOWS FROM INVESTING ACTIVITIES
     Principal repayments on investment securities                                  6,755,323       1,115,101
     Sales of investment securities available for sale                             20,902,536      18,793,427
     Maturities of investment securities available for sale                         2,255,000      16,450,000
     Purchases of investment securities available for sale                        (28,184,184)    (21,238,779)
     Net increase in loans                                                         (1,555,407)     (2,432,586)
     Increase in cash surrender value of life insurance policies                      (68,407)        (74,973)
     Sales of real estate acquired by foreclosure                                      17,251          19,574
     Purchases of bank premises and equipment                                         (92,129)        (64,792)
                                                                                 ------------    ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                              29,983      12,566,972

CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in noninterest bearing deposits                                  (3,606,944)     (2,080,441)
     Net increase in interest bearing deposits                                      3,812,282       8,400,417
     Net increase (decrease) in securities sold under agreements to repurchase      1,494,514        (143,332)
     Increase (decrease) in other borrowings                                          274,600         (50,000)
     Proceeds from issuance of common stock                                            49,762             888
     Purchase of treasury stock                                                      (311,075)           --
     Dividends paid                                                                   (97,185)        (88,171)
                                                                                 ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           1,615,954       6,039,361
                                                                                 ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                           2,948,359      19,985,680
Cash and cash equivalents - Beginning of year                                      20,281,637      13,497,965
                                                                                 ------------    ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                        $ 23,229,996    $ 33,483,645
                                                                                 ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid                                                               $  2,508,080    $  3,892,339
     Income taxes paid                                                                166,521              --
     Investment securities transferred to available for sale                               --       2,821,121

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--PRINCIPLES OF ACCOUNTING

         The consolidated financial statements of West Pointe Bancorp, Inc. ("West Pointe") or ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for the banking industry and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual reporting. Reference is hereby made to the notes to consolidated financial statements contained in West Pointe's annual report on Form 10-K. The foregoing consolidated financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been made. All such adjustments are of a normal recurring nature. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

         Certain 2001 amounts have been reclassified where appropriate to conform to the consolidated financial statement presentation used in 2002.

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

NOTE C--COMMON STOCK SPLIT

         On June 13, 2001, West Pointe's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend distributed on July 2, 2001 to shareholders of record as of June 14, 2001. As a result of the stock split, the accompanying consolidated financial statements reflect an increase in the number of issued shares of common stock and the transfer of the par value of the additional shares from retained earnings. Treasury shares were not split. All references to the number of shares, per share amounts, cash dividends, and any other reference to shares in the consolidated financial statements, unless otherwise noted, have been adjusted to reflect the split on a retroactive basis. Previously awarded stock options have been adjusted or amended to reflect the split.

NOTE D--NET INCOME PER SHARE

         The calculation of net income per share is summarized as follows:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31
                                                               --------------------
                                                                 2002       2001
                                                               --------   --------
                Basic
                     Net Income............................... $931,004   $662,871
                                                               ========   ========

                     Average common shares outstanding........  972,318    979,961
                                                               ========   ========

                     Net income per common share - basic...... $    .96   $    .68
                                                               ========   ========

                Diluted
                     Net Income............................... $931,004   $662,871
                                                               ========   ========

                     Average common shares outstanding........  972,318    979,961

                     Dilutive potential due to stock options..   15,786      8,136
                                                               --------   --------

                     Average common shares outstanding........  988,104    988,097
                                                               ========   ========

                     Net income per common share - diluted.... $    .94   $    .67
                                                               ========   ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion describes West Pointe's results of operations during the three-month periods ended March 31, 2002 and 2001, and its financial condition, asset quality, and capital resources as of March 31, 2002. This discussion should be read in conjunction with West Pointe's unaudited consolidated financial statements and notes thereto. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

OVERVIEW

         Net income for the first quarter of 2002 was $931,004 or $.94 per diluted common share compared to net income of $662,871 or $.67 per diluted common share for the first quarter of 2001. Return on average assets for the first quarter of 2002 was 1.05% compared to .78% for the first quarter of 2001. Return on average equity for the first quarter of 2002 was 15.75% compared to 12.67% for the first quarter of 2001.

         The increase in net income, for the quarters compared, was primarily attributable to increases in net interest income and noninterest income. Increases in these items were partially offset by increases in noninterest expenses and income tax expenses.

         Total assets at March 31, 2002 increased to $368,988,040 from $366,713,993 at December 31, 2001 primarily from internal growth in the volume of interest bearing due from bank balances and loans. The increase in total assets resulting from these items was partially offset by a reduced level of investment securities. The increase in total assets was partially funded by an increase in securities sold under agreements to repurchase. Total deposits remained relatively stable at March 31, 2002 compared to December 31, 2001.

RESULTS OF OPERATIONS

         Table 1 summarizes West Pointe's statement of income and the change in each category for the periods presented.

TABLE 1 - Comparative Statements of Income

                                                   Three Months Ended
                                                         March 31                    Change
                                                -------------------------   ------------------------
                                                    2002          2001         Amount      Percent
                                                -----------   -----------   -----------    -------
Total interest income
     (fully tax-equivalent) ................... $ 5,450,244   $ 6,268,325   $  (818,081)     (13.1)%
Total interest expense ........................   2,276,640     3,859,295    (1,582,655)     (41.0)
                                                -----------   -----------   -----------
          Net interest income .................   3,173,604     2,409,030       764,574       31.7
Provision for loan losses .....................     150,000       116,000        34,000       29.3
Noninterest income:
     Service charges on deposits ..............     318,835       268,529        50,306       18.7
     Mortgage banking .........................      75,482        32,414        43,068      132.9
     Trust fees ...............................     169,227       119,376        49,851       41.8
     Credit card income .......................      84,841        73,230        11,611       15.9
     Increase in cash surrender value of life
          insurance ...........................      68,407        74,973        (6,566)      (8.8)
     Investment securities gains ..............     239,344       320,630       (81,286)     (25.4)
     Other ....................................     122,179       102,458        19,721       19.2
                                                -----------   -----------   -----------
          Total ...............................   1,078,315       991,610        86,705        8.7
                                                -----------   -----------   -----------
Noninterest expense:
     Employee compensation and other benefits..   1,364,813     1,199,240       165,573       13.8
     Occupancy, net ...........................     176,941       172,432         4,509        2.6
     Furniture and equipment ..................     136,908       133,920         2,988        2.2
     Data processing ..........................     113,813        98,314        15,499       15.8
     Advertising ..............................      87,158        71,953        15,205       21.1
     Other ....................................     731,951       659,553        72,398       11.0
                                                -----------   -----------   -----------
         Total ................................   2,611,584     2,335,412       276,172       11.8
                                                -----------   -----------   -----------
Income before income taxes ....................   1,490,335       949,228       541,107       57.0
Less:  tax-equivalent adjustment ..............     146,331        92,957        53,374       57.4
Income tax expense ............................     413,000       193,400       219,600      113.5
                                                -----------   -----------   -----------
Net income .................................... $   931,004   $   662,871   $   268,133       40.5 %
                                                ===========   ===========   ===========


NET INTEREST INCOME

         Tax-equivalent net interest income increased $764,574 or 31.7% for the first quarter of 2002 compared to the first quarter of 2001. The increase in tax-equivalent net interest income for the first quarter of 2002 compared to the first quarter of 2001 was attributable to a decrease in interest expense which was partially offset by a decrease in tax-equivalent interest income.

         Total tax-equivalent interest income decreased $818,081 or 13.1% for the first quarter of 2002 compared to the first quarter of 2001. The decrease in tax-equivalent interest income for the quarters compared was primarily attributable to the lower interest rate environment, partially offset by higher volumes of interest bearing assets.

         Total interest expense decreased $1,582,655 or 41.0% for the first quarter of 2002 compared to the first quarter of 2001. The decrease in interest expense was primarily attributable to the lower interest rate environment, partially offset by higher volumes of interest bearing liabilities.

         The net interest margin was 3.86% for the first quarter of 2002 compared to 3.09% for the first quarter of 2001. The increase in the net interest margin for the periods compared primarily resulted from efforts to control the Company's cost of funds which, as a result, declined at a faster pace than the Company's yield on interest earning assets.

PROVISION FOR LOAN LOSSES

         The Company recorded a provision for loan losses of $150,000 during the first quarter of 2002 compared to $116,000 recorded during the first quarter of 2001. The provision for loan losses represents management's judgment of the cost associated with credit risk inherent in the loan portfolio. Factors which influence management's determination of the provision for loan losses include, among other things, size and quality of the loan portfolio measured against prevailing economic conditions, regulatory guidelines, a review of individual loans and historical loan loss experience. The modest increase in the provision for loan losses for the first quarter of 2002 compared to the first quarter of 2001 was primarily attributable to an increase in the volume of loans. Activity in the allowance for loan losses and nonperforming loan data is presented under "ASSET QUALITY."

NONINTEREST INCOME

         Total noninterest income was $1,078,315 for the first quarter of 2002 compared to $991,610 for the first quarter of 2001. Service charges on deposit accounts increased $50,306 for the first quarter of 2002 compared to the first quarter of 2001. The increase in service charges on deposit accounts for the quarters compared was primarily attributable to the growth in the volume of deposit accounts on which service charges are assessed. Income from mortgage banking services increased $43,068 for the first quarter of 2002 compared to the first quarter of 2001. The increase in mortgage banking income for the periods compared was primarily attributable to the lower interest rate environment, which improved the level of mortgage origination activities. Company management anticipates that the level of mortgage loan origination and refinancing activities will remain stable during the remainder of 2002. Income from trust fees increased $49,851 for the first quarter of 2002 compared to the first quarter of 2001. The increase in income from trust fees was primarily attributable to fees connected with new fiduciary relationships generated by additional trust administrative personnel employed by West Pointe during the latter part of 2000. Credit card income increased $11,611 during the first quarter of 2002 compared to the first quarter of 2001. The modest increase in credit card income was primarily due to additional merchant related revenues and additional revenues related to West Pointe's "debit" card product. During the first quarter of 2002, West Pointe recorded an increase in cash surrender value of life insurance of $68,407 compared to an increase of $74,973 for the first quarter of 2001. These cash surrender value increases relate to various bank owned life insurance (BOLI) policies. Certain of the insurance policies serve as funding mechanisms for West Pointe's director fee deferral program, West Pointe's salary continuation plan which was established in 2000 for the Company's President and Chief Executive Officer and for West Pointe's Community Scholarship Program which was also established in 2000. The remaining policies were purchased to provide an additional employee benefit to certain Company officers. These BOLI policies provide certain benefits to the Company including, but not limited to, the deferral of income taxes on the increase in their cash surrender values. Net security gains recorded during the first quarter of 2002 totaled $239,344 compared to $320,630 during the first quarter of 2001. Net security gains recorded during the first quarter of 2002 resulted from management's decision to continue efforts to reconfigure certain segments of the investment portfolio so as to limit potential interest rate risk that could result from a rising interest rate environment. These efforts to reconfigure the investment portfolio resulted in the sale of certain U. S. Government agency and mortgage-backed securities with par values totaling approximately $20,428,000. Net security gains in 2001 resulted from management's decision and opportunities in the market place to sell certain U. S. Government agency securities, with par values totaling approximately $18,485,000. In light of the declining interest rate environment that existed at that time, the majority of these securities were likely to have been called by the issuers. Other noninterest income includes such items as brokerage and insurance services, interchange fees on automated teller machine (ATM) transactions, safe deposit box rental fees, check printing fees and other miscellaneous fees. Other noninterest income increased $19,721 for the first quarter of 2002 compared to the first quarter of 2001. The increase in other noninterest income for the first quarter of 2002 compared to the first quarter of 2001 primarily resulted from an increase in revenues derived from West Pointe's brokerage and insurance function. In January 2001, through an arrangement with Raymond James Financial Services, Inc., member NASD and SIPC, West Pointe expanded its products to include additional investment services. Products available through this arrangement include stocks, bonds, mutual funds, annuities and other non-deposit investment products. The Company employed two additional staff members to administer the brokerage and insurance function.

NONINTEREST EXPENSE

         Total noninterest expense was $2,611,584 for the first quarter of 2002 compared to $2,335,412 for the first quarter of 2001. The increase in noninterest expense was primarily attributable to an increase in employee compensation and benefits, the largest component of noninterest expense. Employee compensation and other benefit expenses increased $165,573 for the first quarter of 2002 compared to the first quarter of 2001. The increase in employee compensation and benefits for the quarters compared was primarily attributable to normal merit increases and staff additions associated with overall growth in banking operations. Net occupancy and furniture and equipment expenses increased $4,509 and $2,988, respectively, during the first quarter of 2002 compared to the first quarter of 2001. These modest increases for the quarters compared were attributable to normal operations. Data processing expenses increased $15,499 for the first quarter of 2002 compared to the first quarter of 2001. The increase in data processing expenses for the quarters compared resulted primarily from normal growth in operations. Advertising expenses increased $15,205 for the first quarter of 2002 compared to the first quarter of 2001. The increase in advertising expenses for the quarters compared resulted from normal increases associated with the Company's promotional advertising activities. Other noninterest expenses increased $72,398 for the first quarter of 2002 compared to the first quarter of 2001. Other noninterest expenses include such items as legal and professional fees, FDIC insurance premiums, mortgage banking expenses, postage costs and certain credit card program expenses. The increase in other noninterest expenses for the quarters compared was partially attributable to increased legal and professional fees. Numerous other categories of noninterest expenses also contributed to the increase.

INCOME TAX EXPENSE

         West Pointe recorded income tax expense of $413,000 for the first quarter of 2002 compared to income tax expense of $193,400 for the first quarter of 2001. West Pointe's effective income tax rate was 30.7% for the first quarter of 2002 compared to 22.6% for the first quarter of 2001. The increase in income tax expense and the related effective income tax rate for the quarters compared resulted from a higher level of earnings partially offset by a slightly higher level of tax-exempt interest as a percentage of total interest income.

FINANCIAL CONDITION

GENERAL

         Certain components of West Pointe's consolidated balance sheet at March 31, 2002 compared to December 31, 2001 are presented in summary form in Table 2. Total assets increased $2,274,047 to $368,988,040 at March 31, 2002 compared to $366,713,993 at December 31, 2001. This increase primarily resulted from an increase in interest bearing due from bank balances and an increase in loans, offset by a decrease in investment securities. The increase in interest bearing due from bank balances at March 31, 2002, was primarily attributable to the temporary investment of proceeds from sales of certain investment securities. A portion of these funds was subsequently reinvested in the investment portfolio during April 2002.

TABLE 2 - Selected Comparative Balance Sheet Items

                                                    March 31      December 31
                                                      2002           2001
                                                 ------------   ------------

         Total assets ......................     $368,988,040   $366,713,993
         Loans .............................      201,913,094    200,403,739
         Investments .......................      126,476,594    128,728,724
         Deposits ..........................      322,306,061    322,100,723
         Repurchase agreements .............       13,731,643     12,237,129
         Other borrowings ..................        1,762,100      1,487,500
         Federal Home Loan Bank advances ...        5,000,000      5,000,000
         Stockholders' equity ..............       23,597,406     23,387,722

LOANS

         Loans increased $1,509,355 to $201,913,094 at March 31, 2002 from
$200,403,739 at year-end 2001. This increase was derived from growth in the commercial real estate and residential real estate segments of the portfolio. Growth in these segments was offset by reductions in the commercial, financial and agricultural, real estate construction and consumer loan segments of the portfolio.

         Table 3 presents the composition of the loan portfolio by type of borrower and major loan category and the percentage of each to the total portfolio for the periods presented.

TABLE 3 - Loan Portfolio Composition

                                                March 31                   December 31
                                                   2002                      2001
                                          ----------------------   ------------------------
         Commercial borrowers:               Amount      Percent      Amount        Percent
         ---------------------            ------------   -------   ------------     -------
         Commercial, financial and
              agricultural ............   $ 48,379,329     24.0%   $ 48,560,141      24.2%
         Commercial real estate .......     77,856,696     38.5      75,352,452      37.6
         Real estate construction .....      8,668,379      4.3       9,816,970       4.9
                                          ------------   ------    ------------     -----
                   Total commercial ...    134,904,404     66.8     133,729,563      66.7
                                          ------------   ------    ------------     -----

         Consumer borrowers:
         -------------------
         1-4 family residential
              real estate .............     55,677,608     27.6      54,974,345      27.5
         Other consumer loans .........     11,331,082      5.6      11,699,831       5.8
                                          ------------   ------    ------------     -----
                   Total consumer .....     67,008,690     33.2      66,674,176      33.3
                                          ------------   ------    ------------     -----

                   Total loans ........   $201,913,094    100.0%   $200,403,739     100.0%
                                          ============   ======    ============     =====

INVESTMENTS

         Total investments decreased to $126,476,594 at March 31, 2002 compared to $128,728,724 at year-end 2001. Effective January 1, 2001, West Pointe adopted Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Additional information concerning the provisions of this pronouncement is reflected later in these discussions under "Recent Accounting Pronouncements." Although West Pointe does not have any derivative instruments to record, management reconsidered its ability and intent to hold certain debt securities to maturity and transferred $2,821,121 of mortgage-backed securities to available for sale on January 1, 2001. As a result, as of January 1, 2001, West Pointe's entire investment portfolio was classified as available for sale.

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

         Available-for-sale investment securities are recorded at fair value. Net unrealized losses on available-for-sale investment securities totaled $128,629 at March 31, 2002, compared to net unrealized gains of $456,568 at December 31, 2001.

         Table 4 presents the composition of investment securities at their carrying values for the periods presented.

TABLE 4 - Investment Securities Portfolio Composition

                                                                            March 31      December 31
                                                                              2002           2001
                                                                          ------------   ------------
         Available-for-sale securities:

         Obligations of U. S. government corporations and agencies .....     3,736,834      7,846,306
         Mortgage-backed securities ....................................    80,288,428     84,023,498
         Obligations of states and political subdivisions ..............    36,075,482     30,568,170
         Equity securities .............................................     6,375,850      6,290,750
                                                                          ------------   ------------
              Total available-for-sale .................................  $126,476,594   $128,728,724
                                                                          ============   ============

DEPOSITS

         West Pointe's deposit base is its primary source of liquidity and consists of deposits originating within the communities served by its banking locations. Deposits are West Pointe's primary and most reliable funding source for interest earning assets.

         Total deposits increased modestly to $322,306,061 at March 31, 2002 compared to $322,100,723 at year-end 2001. The time deposit and the savings and money market deposit components of the deposit portfolio increased $1,213,667 and $4,714,393, respectively, from year-end 2001. Increases in these categories were partially reflective of the lackluster performance of the stock market, during the first quarter of 2002, which resulted in customer deposits into more stable interest earning investments.

         Balances in the noninterest bearing demand and interest bearing demand deposits decreased $3,606,943 and $2,115,779, respectively, from year-end 2001. These decreases were primarily attributable to seasonal fluctuations, which generally result in higher balances at year-end.

         Table 5 sets forth the composition of deposits and the percentage of each category to total deposits for the periods presented.

TABLE 5 - Deposit Liability Composition

                                                       March 31               December 31
                                                         2002                    2001
                                                ----------------------  ----------------------
                                                   Amount      Percent      Amount     Percent
                                                ------------   -------  ------------   -------
         Noninterest bearing demand deposits .. $ 33,935,442    10.5%   $ 37,542,385    11.6%
         Interest bearing demand deposits .....   26,091,388     8.1      28,207,167     8.8
         Savings and money market deposits ....   96,266,412    29.9      91,552,019    28.4
         Time deposits $100,000 or more .......   54,153,439    16.8      52,471,328    16.3
         Time deposits less than $100,000 .....  111,859,380    34.7     112,327,824    34.9
                                                ------------   -----    ------------   -----
              Total deposits .................. $322,306,061   100.0%   $322,100,723   100.0%
                                                ============   =====    ============   ======

BORROWINGS

         Total borrowings amounted to $20,493,743 at March 31, 2002, compared to $18,724,629 at year-end 2001. At March 31, 2002 and December 31, 2001, borrowings consisted of securities sold under agreements to repurchase (repurchase agreements), Federal Home Loan Bank advances and a short-term borrowing with an unaffiliated bank.

         Repurchase agreements increased $1,494,514 from year-end 2001. These borrowings serve as an alternative funding source to deposits. The majority of the repurchase agreements were in the form of cash management repurchase agreement accounts. Such accounts involve the daily transfer of excess funds from noninterest bearing deposit accounts into interest bearing cash management repurchase agreement accounts. Cash management repurchase agreement accounts are marketed to commercial and individual deposit customers and are considered to be a stable source of funds. Repurchase agreements, other than cash management repurchase agreements, generally represent an alternative to short-term certificates of deposit.

         At March 31, 2002 and December 31, 2001 the Bank had one $5,000,000 Federal Home Loan Bank advance, which reflected an interest rate of 5.63% and had a scheduled maturity of December 13, 2004. As of December 13, 2000, this advance is callable on a quarterly basis.

         At March 31, 2002, other borrowings consisted of a $1,762,100 borrowing under a line of credit with an unaffiliated bank. This line of credit presently allows for borrowings, by West Pointe, of up to $5,000,000. The line of credit matures on January 7, 2003, and bears interest at a rate of 50 basis points under the prime-lending rate. As of December 31, 2001, the amount of this borrowing totaled $1,487,500. The increase in the amount borrowed at March 31, 2002 compared to December 31, 2001 primarily resulted from the repurchase of 11,500 shares of West Pointe's common stock.

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

         At March 31, 2002, nonperforming assets totaled $1,748,173, or .47% of total assets, compared to nonperforming assets at year-end 2001 of $1,262,125 or ..34% of total assets. Nonperforming assets, at March 31, 2002, included $134,653 relating to foreclosed property. During the first quarter of 2002, one parcel of foreclosed property was sold and produced a modest loss of $4,249. Management does not anticipate any significant losses upon disposition of the remaining foreclosed property. Nonperforming loans in the commercial, financial and agricultural segment of the portfolio increased $560,541 from December 31, 2001. The majority of this increase related to loans to one commercial borrower. Nonperforming loans secured by 1-4 family residential real estate increased $227,789 and related to several borrowers. Nonperforming loans secured by commercial real estate decreased $259,675, since year-end 2001, and primarily related to one borrower. The remaining category of nonperforming loans relating to other consumer loans, decreased $21,107 since year-end 2001, and related to several borrowers. Management is in various stages of workout or liquidation of the remaining nonperforming loans.

         Table 6 sets forth a summary of West Pointe's loan portfolio mix and nonperforming assets.

TABLE 6 - Loan Portfolio Mix and Nonperforming Assets

                                               March 31, 2002                December 31, 2001
                                       ------------------------------  -----------------------------
                                        Loans and                        Loans and
                                        Foreclosed     Non-performing   Foreclosed    Non-performing
                                         Property          Assets        Property         Assets
                                       ------------    ------------    ------------   --------------
Commercial borrowers:
Commercial, financial and
     agricultural .................... $ 48,379,329    $    920,614    $ 48,560,141   $    360,073
Commercial real estate ...............   77,856,696         385,133      75,352,452        644,808
Real estate construction .............    8,668,379            ----       9,816,970           ----
                                       ------------    ------------    ------------   --------------
          Total commercial ...........  134,904,404       1,305,747     133,729,563      1,004,881

Consumer borrowers:
1-4 family residential
     real estate .....................   55,677,608         272,789      54,974,345         45,000
Other consumer loans .................   11,331,082          34,984      11,699,831         56,091
                                       ------------    ------------    ------------   --------------
          Total consumer .............   67,008,690         307,773      66,674,176        101,091
                                       ------------    ------------    ------------   --------------

          Total loans ................  201,913,094       1,613,520     200,403,739      1,105,972
Foreclosed property ..................      134,653         134,653         156,153        156,153
                                       ------------    ------------    ------------   --------------
          Total ...................... $202,047,747    $  1,748,173    $200,559,892   $  1,262,125
                                       ============    ============    ============   ==============

Nonaccrual loans .....................                 $    819,325                   $    421,662
Accruing loans past due
     90 days or more .................                      794,195                        370,080
Troubled debt restructurings .........                         ----                        314,230
                                                       ------------                   --------------

     Total nonperforming loans .......                    1,613,520                      1,105,972
Foreclosed property ..................                      134,653                        156,153
                                                       ------------                   --------------

     Total nonperforming assets ......                 $  1,748,173                   $  1,262,125
                                                       ============                   ==============

Nonperforming loans to total loans ...                          .80%                           .55%
Nonperforming assets to total loans
     and foreclosed property .........                          .87%                           .63%
Nonperforming assets to total assets..                          .47%                           .34%

         Net charge-offs for the first quarter of 2002 totaled $50,301 compared to $35,731 for the first quarter of 2001. Charge-offs and recoveries recorded during the first quarter of 2002 in all segments of the loan portfolio were not significant. Charge-offs recorded during the first quarter of 2001 in the commercial, financial and agricultural segment of the loan portfolio totaled $140,047, the majority of which was associated with one loan to a commercial borrower. Recoveries recorded during the first quarter of 2001 in the commercial, financial and agricultural segment totaled $130,250 and primarily resulted from a loan to one commercial borrower. Charge-offs and recoveries recorded during the first quarter of 2001 in all other segments of the loan portfolio were not significant. Net charge-offs, on an annualized basis, as a percent of average total loans amounted to .10% during the first quarter of 2002 compared to .08% for the first quarter of 2001.

         West Pointe's allowance for loan losses at March 31, 2002, increased to $2,324,051 from $2,224,352 at December 31, 2001. The modest increase in the allowance for loan losses was primarily due to overall growth in the loan portfolio. At March 31, 2002, the allowance for loan losses represented 144.04% of nonperforming loans compared to 201.12% and 158.61% at December 31, 2001 and March 31, 2001, respectively. The ratio of the allowance for loan losses to total loans was 1.15% at March 31, 2002 compared to 1.11% and .96% at December 31, 2001 and March 31, 2001, respectively. Management believes that the allowance for loan losses at March 31, 2002 was adequate to absorb potential losses inherent in the loan portfolio. However, past loan loss experience as it relates to current portfolio mix, evaluation of potential losses in the portfolio, subsequent changes in economic conditions and other factors may require changes in the levels of the allowance for loan losses.

         Table 7 presents information pertaining to the activity in and an analysis of West Pointe's allowance for loan losses for the periods presented.

                    TABLE 7 - Allowance For Loan Losses

                                                            Three Months Ended
                                                                 March 31
                                                        ------------------------
                                                           2002          2001
                                                        ----------    ----------

         Balance at beginning of period ............... $2,224,352    $1,769,693
         Loans charged off:
              Commercial, financial and agricultural ..      3,317       140,047
              Real estate:
                   Commercial .........................     27,273          ----
                   Residential ........................      4,761          ----
                                                        ----------    ----------
                        Total real estate .............     32,034          ----
              Consumer ................................      4,228        11,192
              Credit cards ............................     11,720        19,304
                                                        ----------    ----------
                        Total charge-offs .............     51,299       170,543
                                                        ----------    ----------

         Recoveries of loans previously charged off:
              Commercial, financial and agricultural ..       ----       130,250
              Real estate:
                   Residential ........................        275          ----
              Consumer ................................        723         3,951
              Credit cards ............................       ----           611
                                                        ----------    ----------
                        Total recoveries ..............        998       134,812
                                                        ----------    ----------

         Net charge-offs ..............................     50,301        35,731
         Provision for loan losses ....................    150,000       116,000
                                                        ----------    ----------
         Balance at end of period ..................... $2,324,051    $1,849,962
                                                        ==========    ==========

         Net charge-offs (annualized) as a
              percent of average total loans ..........        .10%          .08%
         Allowance for loan losses to total loans .....       1.15%          .96%
         Allowance for loan losses to
              nonperforming loans .....................     144.04%       158.61%

CAPITAL RESOURCES

CAPITAL RESOURCES


         Total stockholders' equity increased $209,684 from $23,387,722 at December 31, 2001 to $23,597,406 at March 31, 2002. Net income for the first quarter of 2002 was $931,004. The increase to stockholders' equity resulting from first quarter 2002 net income was partially offset by a decrease in accumulated other comprehensive income and a reduction to stockholders' equity resulting from the purchase of 11,500 of West Pointe's common stock from an individual stockholder. The purchase of these shares is reflected as treasury stock in West Pointe's financial statements.

         Financial institutions are required to maintain ratios of capital to assets in accordance with guidelines promulgated by the federal banking regulators. The guidelines are commonly known as "Risk-Based Guidelines" as they define the capital level requirements of a financial institution based upon the level of credit risk associated with holding various categories of assets. The Risk-Based Guidelines require minimum ratios of Tier 1 and Total Capital to risk-weighted assets of 4% and 8%, respectively. At March 31, 2002, West Pointe's Tier 1 and Total capital ratios were 9.80% and 10.77%, respectively. In addition to the Risk-Based Guidelines, the federal banking agencies have established a minimum leverage ratio guideline for financial institutions (the "Leverage Ratio Guideline"). The Leverage Ratio Guideline provides for a minimum ratio of Tier 1 capital to average assets of 4%. West Pointe's leverage ratio at March 31, 2002, was 6.60%. Accordingly, West Pointe has satisfied these regulatory guidelines.

RECENT ACCOUNTING PRONOUNCEMENTS

    In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," and provides a single accounting model for long-lived assets to be disposed of. This standard significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules will also supercede the provisions of APB Opinion 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred, rather than as of the measurement date as required by APB 30. The Company adopted SFAS No. 144 on January 1, 2002. Adoption of this statement by the Company did not materially affect the results of operations or financial condition of the Company.

     In July 2001, a Staff Accounting Bulletin No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues" ("SAB No. 102") was released. It expresses the staff's views on the development, documentation, and application of a systematic methodology as required by Financial Reporting Release No. 28, "Accounting for Loan Losses by Registrants Engaged in Lending Activities," for determining allowances for loan and lease losses in accordance with accounting principles generally accepted in the United States of America. In particular, SAB No. 102 focuses on the documentation the staff normally would expect registrants to prepare and maintain in support of their allowances for loan losses. West Pointe has a systematic methodology for determining an appropriate allowance for loan losses, consistently followed and supported by written documentation, policies and procedures. In light of SAB No. 102, West Pointe management has reviewed its allowance for loan and lease loss methodology and supporting documentation and finds both to be consistent with the bulletin's provisions.

    In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities," for certain derivative instruments and hedging activities. These amendments include the application of the normal purchases and sales exception in SFAS No. 133, and redefinition of hedged risk. SFAS No. 138 also amends SFAS No. 133 for decisions made by the FASB relating to the Derivatives Implementation Group process. SFAS No. 138 was adopted concurrently with SFAS No. 133 on January 1, 2001. The adoption of these statements by the Company did not materially affect the results of operations or financial condition of the Company.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There has been no material change to the market risk position from that disclosed as of December 31, 2001, the end of the last fiscal year.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceedings before any court, administrative agency or any tribunal, nor is the Company aware of any litigation which is threatened against it in any court, administrative agency, or other tribunal. The Bank is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business from time to time. Bank management is of the opinion, based upon present information, including evaluations by outside counsel, that the Bank's financial condition, results of operations or cash flows will not be materially affected by the ultimate resolution of pending or threatened legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Shareholders was held on April 10, 2002. The only matter submitted to, and approved by, shareholders is listed below, as is a tabulation of voting.

         (1)      The following persons nominated as Directors were re-elected:

                   Class I              For          Against        Abstain
                   -------              ---          -------        -------
         David G. Embry            783,583.8625          0         5,608.240
         Jack B. Haydon            783,583.8625          0         5,608.240
         Charles G. Kurrus, III    782,632.6845          0         6,559.418

         Other directors continuing in office are as follows: William C. Allison, Harry E. Cruncleton, Terry W. Schaefer, Edward J. Szewczyk, M.
         D. and Wayne W. Weeke.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: See Exhibit Index on page 21 hereof.

         (b) Reports on Form 8-K: No reports on Form 8-K were filed by West Pointe during the first quarter of 2002.

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


DATE:  May 10, 2002              By:/s/ Terry W. Schaefer
-------------------                 ---------------------
                                    Terry W. Schaefer
                                    President and Chief
                                    Executive Officer



DATE:  May 10, 2002              By:/s/ Bruce A. Bone
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