Form 10-Q
period 2002-06-30
WEST POINTE BANCORP INC
filed 2002-08-13
CIK 1040589

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period            to
                                         ----------    ----------

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

                            West Pointe Bancorp, Inc.
                              5701 West Main Street
                           Belleville, Illinois 62226
                    ----------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (618) 234-5700
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Class                               Outstanding at August 9, 2002
-------------------------                    -----------------------------
Common stock $1 par value                              975,075

                                TABLE OF CONTENTS


                                                                                                            Page
                                                                                                            ----

         PART I - FINANCIAL INFORMATION

                  ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
                                    Consolidated Balance Sheets                                              3
                                    Consolidated Statements of Income                                        4
                                    Consolidated Statement of Changes in Stockholders' Equity
                                         and Comprehensive Income                                            5
                                    Consolidated Statements of Cash Flows                                    6
                                    Notes to Consolidated Financial Statements                               7

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                     9

                  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                           ABOUT MARKET RISK                                                                21

         PART II - OTHER INFORMATION

                  ITEM 1.  LEGAL PROCEEDINGS                                                                22

                  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                        22

                  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                  22

                  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                              22

                  ITEM 5.  OTHER INFORMATION                                                                22

                  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                 22

         SIGNATURE PAGE                                                                                     23

         EXHIBIT INDEX                                                                                      24

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEST POINTE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                                JUNE 30           DECEMBER 31
                                                                                                  2002                2001
                                                                                             --------------      --------------
ASSETS
     Cash and due from banks                                                                 $    8,856,087      $   11,162,097
     Interest bearing due from banks                                                             17,279,839           9,119,540
     Investment securities:
          Available-for-sale, at fair value (cost of $136,145,212 and
               $128,272,156 at June 30, 2002 and December 31, 2001, respectively)               138,950,784         128,728,724
     Loans                                                                                      209,715,635         200,403,739
          Allowance for loan losses                                                              (2,382,710)         (2,224,352)
                                                                                             --------------      --------------
               Net Loans                                                                        207,332,925         198,179,387
     Accrued interest receivable                                                                  2,113,196           2,055,512
     Real estate acquired by foreclosure                                                            289,653             156,153
     Bank premises and equipment                                                                 11,777,727          11,777,085
     Income taxes receivable                                                                         66,827                  --
     Deferred tax asset, net                                                                             --             421,890
     Other assets                                                                                 5,186,520           5,113,605
                                                                                             --------------      --------------
               TOTAL ASSETS                                                                  $  391,853,558      $  366,713,993
                                                                                             ==============      ==============

LIABILITIES
     Deposits:
          Noninterest bearing                                                                $   36,187,092      $   37,542,385
          Interest bearing                                                                      299,939,340         284,558,338
                                                                                             --------------      --------------
               Total Deposits                                                                   336,126,432         322,100,723
     Securities sold under agreements to repurchase                                              19,904,152          12,237,129
     Other borrowings                                                                             1,687,100           1,487,500
     Federal Home Loan Bank advances                                                              5,000,000           5,000,000
     Accrued interest payable                                                                       918,033           1,130,922
     Income taxes payable                                                                                --             147,855
     Deferred tax liability, net                                                                    468,392                  --
     Other liabilities                                                                            1,379,286           1,222,142
                                                                                             --------------      --------------
               TOTAL LIABILITIES                                                                365,483,395         343,326,271

STOCKHOLDERS' EQUITY
     Preferred stock, $1 par value - 50,000 shares authorized;
          none issued or outstanding at June 30, 2002 or December 31, 2001                               --                  --
     Common stock, $1 par value - 10,000,000 shares authorized; 992,825 and 989,599
          shares issued at June 30, 2002 and December 31, 2001, respectively                        992,825             989,599
     Surplus                                                                                     12,901,877          12,798,975
     Retained earnings                                                                           11,384,581           9,653,576
     Treasury stock, 17,750 and 6,250 shares at June 30, 2002 and December 31, 2001,
          respectively, at cost                                                                    (648,575)           (337,500)
     Accumulated other comprehensive income                                                       1,739,455             283,072
                                                                                             --------------      --------------
               TOTAL STOCKHOLDERS' EQUITY                                                        26,370,163          23,387,722
                                                                                             --------------      --------------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  391,853,558      $  366,713,993
                                                                                             ==============      ==============

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                      JUNE 30                           JUNE 30
                                                            -----------------------------     -----------------------------
                                                                2002             2001             2002             2001
                                                            ------------     ------------     ------------     ------------
Interest and Fee Income:
     Interest and fees on loans                             $  3,857,565     $  4,243,905     $  7,643,986     $  8,458,728
     Interest on U.S. Treasuries and agencies                  1,242,257        1,395,664        2,337,310        2,891,184
     Interest on state and municipal obligations                 421,653          318,416          797,325          639,360
     Interest on federal funds sold                                   89           13,062              187           46,447
     Interest on deposits with banks                              56,516          130,719          103,185          241,415
                                                            ------------     ------------     ------------     ------------
          TOTAL INTEREST AND FEE INCOME                        5,578,080        6,101,766       10,881,993       12,277,134
Interest Expense:
     NOW, money market and savings deposits                      486,877          834,849          945,267        1,837,976
     Certificates of deposit                                   1,648,417        2,593,644        3,313,193        5,218,145
     Securities sold under agreements to repurchase               82,910          109,559          148,825          235,755
     Other borrowings                                             18,168           27,024           35,352           62,108
     Federal Home Loan Bank advances                              71,157           71,157          141,532          141,544
                                                            ------------     ------------     ------------     ------------
          TOTAL INTEREST EXPENSE                               2,307,529        3,636,233        4,584,169        7,495,528
                                                            ------------     ------------     ------------     ------------
               NET INTEREST INCOME                             3,270,551        2,465,533        6,297,824        4,781,606
Provision for Loan Losses                                        150,000          188,000          300,000          304,000
                                                            ------------     ------------     ------------     ------------
               NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                       3,120,551        2,277,533        5,997,824        4,477,606
Noninterest Income:
     Service charges on deposits                                 348,641          330,279          667,476          598,808
     Mortgage banking                                             76,922           68,396          152,404          100,810
     Trust fees                                                  128,646          144,011          297,873          263,387
     Credit card income                                           94,067           80,279          178,908          153,509
     Increase in cash surrender value of life
        insurance                                                 78,946           74,973          147,353          149,946
     Gain on sale of investment securities, net                  100,968           15,209          340,312          335,839
     Other                                                       131,232          152,942          253,411          255,400
                                                            ------------     ------------     ------------     ------------
          TOTAL NONINTEREST INCOME                               959,422          866,089        2,037,737        1,857,699
Noninterest Expense:
     Employee compensation and other benefits                  1,426,580        1,258,460        2,791,393        2,457,700
     Occupancy, net                                              176,537          183,899          353,478          356,331
     Furniture and equipment                                     146,409          140,530          283,317          274,450
     Data processing                                             114,125           97,454          227,938          195,768
     Advertising                                                  91,802           75,043          178,960          146,996
     Other                                                       741,495          657,482        1,473,446        1,317,035
                                                            ------------     ------------     ------------     ------------
          TOTAL NONINTEREST EXPENSE                            2,696,948        2,412,868        5,308,532        4,748,280
                                                            ------------     ------------     ------------     ------------
INCOME BEFORE INCOME TAXES                                     1,383,025          730,754        2,727,029        1,587,025
Income Tax Expense                                               388,500          162,000          801,500          355,400
                                                            ------------     ------------     ------------     ------------

NET INCOME                                                  $    994,525     $    568,754     $  1,925,529     $  1,231,625
                                                            ============     ============     ============     ============

Average Shares Outstanding:
     Basic                                                       973,503          979,992          972,914          979,976
     Diluted                                                     992,164          988,128          990,174          988,112
Per Share Data:
     Net income:
          Basic                                             $       1.02     $        .58     $       1.98     $       1.26
                                                            ============     ============     ============     ============
          Diluted                                           $       1.00     $        .58     $       1.94     $       1.25
                                                            ============     ============     ============     ============

     Dividends declared                                     $        .10     $        .09     $        .20     $        .18
                                                            ============     ============     ============     ============

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)

                                                      SIX MONTHS ENDED JUNE 30, 2002
                                      ---------------------------------------------------------------



                                       PREFERRED          COMMON                        COMPREHENSIVE
                                         STOCK            STOCK           SURPLUS           INCOME
                                      ------------     ------------     ------------    -------------

Balance - December 31, 2001           $         --     $    989,599     $ 12,798,975
  Issuance of common stock                      --            3,226          102,902
  Purchase of treasury stock                    --               --               --
  Net income                                    --               --               --     $  1,925,529
  Other comprehensive income,
    net of tax-unrealized gains
    on securities, net of
    reclassification
    adjustment (1)                              --               --               --        1,456,383
                                                                                         ------------
  Comprehensive income                                                                   $  3,381,912
                                                                                         ============
  Dividends paid                                --               --               --
                                      ------------     ------------     ------------

Balance - June 30, 2002               $         --     $    992,825     $ 12,901,877
                                      ============     ============     ============

                                                       SIX MONTHS ENDED JUNE 30, 2002
                                      ------------------------------------------------------------------

                                                                          ACCUMULATED
                                                                             OTHER             TOTAL
                                        RETAINED          TREASURY       COMPREHENSIVE     STOCKHOLDERS'
                                        EARNINGS           STOCK             INCOME            EQUITY
                                      ------------      ------------     -------------     -------------

Balance - December 31, 2001           $  9,653,576      $   (337,500)     $    283,072      $ 23,387,722
  Issuance of common stock                      --                --                --           106,128
  Purchase of treasury stock                    --          (311,075)                           (311,075)
  Net income                             1,925,529                --                --         1,925,529
  Other comprehensive income,
    net of tax-unrealized gains
    on securities, net of
    reclassification
    adjustment (1)                              --                --         1,456,383         1,456,383

  Comprehensive income

  Dividends paid                          (194,524)               --                --          (194,524)
                                      ------------      ------------      ------------      ------------

Balance - June 30, 2002               $ 11,384,581      $   (648,575)     $  1,739,455      $ 26,370,163
                                      ============      ============      ============      ============

(1) Disclosure of reclassification adjustment:

                                                                           SIX MONTHS ENDED
                                                                            JUNE 30, 2002
                                                                          ------------------
     Unrealized gains arising during the period                           $        1,667,376
     Less reclassification adjustment for gains included in net income              (210,993)
                                                                          ------------------
     Unrealized gains on investment securities                            $        1,456,383
                                                                          ==================

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                   SIX MONTHS ENDED
                                                                                                        JUNE 30
                                                                                             ------------------------------
                                                                                                 2002              2001
                                                                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                              $  1,925,529      $  1,231,625
     Adjustments to reconcile net income to net cash provided
          by operating activities:
               Depreciation and amortization:
                    Bank premises and equipment                                                   320,088           313,845
                    Discounts and premiums                                                        319,937          (174,753)
                    Gain on sale of investment securities, net                                   (340,312)         (335,839)
                    Provision for loan losses                                                     300,000           304,000
               Change in assets and liabilities:
                    (Increase) decrease in accrued interest receivable                            (57,684)          659,654
                    Decrease in accrued interest payable                                         (212,889)          (97,196)
                    Increase (decrease) in income taxes, net                                     (217,021)          200,400
                    Net change in other assets and other liabilities                              231,582           218,423
                                                                                             ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                       2,269,230         2,320,159

CASH FLOWS FROM INVESTING ACTIVITIES
     Principal repayments on investment securities                                             11,351,897         5,766,943
     Sales of investment securities available for sale                                         24,698,994        20,870,126
     Maturities of investment securities available for sale                                     2,707,000        34,381,000
     Purchases of investment securities available for sale                                    (46,610,572)      (64,816,905)
     Net increase in loans                                                                     (9,706,361)      (12,122,357)
     Increase in cash surrender value of life insurance policies                                 (147,353)         (149,946)
     Sales of real estate acquired by foreclosure                                                 119,323            40,259
     Purchases of bank premises and equipment                                                    (320,730)         (103,400)
                                                                                             ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                                                         (17,907,802)      (16,134,280)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in noninterest bearing deposits                                   (1,355,293)        7,630,408
     Net increase in interest bearing deposits                                                 15,381,002         9,347,947
     Net increase in securities sold under agreements to repurchase                             7,667,023         1,685,563
     Increase (decrease) in other borrowings                                                      199,600          (100,000)
     Proceeds from issuance of common stock                                                       106,128             1,778
     Purchase of treasury stock                                                                  (311,075)               --
     Dividends paid                                                                              (194,524)         (176,345)
                                                                                             ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      21,492,861        18,389,351
                                                                                             ------------      ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                       5,854,289         4,575,230
Cash and cash equivalents - Beginning of year                                                  20,281,637        13,497,965
                                                                                             ------------      ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                    $ 26,135,926      $ 18,073,195
                                                                                             ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid                                                                           $  2,520,418      $  7,592,724
     Income taxes paid                                                                          1,018,521           155,000
     Noncash investing and financing activities:
                Investment securities transferred to available for sale                                --         2,821,121
                Noncash transfer of loans to real estate acquired by foreclosure                  260,000                --

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--PRINCIPLES OF ACCOUNTING

         The consolidated financial statements of West Pointe Bancorp, Inc. ("West Pointe") or ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for the banking industry and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual reporting. Reference is hereby made to the notes to consolidated financial statements contained in West Pointe's Annual Report on Form 10-K for the year ended December 31, 2001. The foregoing consolidated financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been made. All such adjustments are of a normal recurring nature. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

NOTE C--NET INCOME PER SHARE

         The calculation of net income per share is summarized as follows:

                                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                       JUNE 30                           JUNE 30
                                                            -----------------------------     -----------------------------
                                                                2002             2001             2002             2001
                                                            ------------     ------------     ------------     ------------

     Basic
          Net Income ..................................     $    994,525     $    568,754     $  1,925,529     $  1,231,625
                                                            ============     ============     ============     ============

          Average common shares outstanding ...........          973,503          979,992          972,914          979,976
                                                            ============     ============     ============     ============

          Net income per common share - basic .........     $       1.02     $        .58     $       1.98     $       1.26
                                                            ============     ============     ============     ============

     Diluted
          Net Income ..................................     $    994,525     $    568,754     $  1,925,529     $  1,231,625
                                                            ============     ============     ============     ============

          Average common shares outstanding ...........          973,503          979,992          972,914          979,976

          Dilutive potential due to stock options .....           18,661            8,136           17,260            8,136
                                                            ------------     ------------     ------------     ------------

          Average common shares outstanding ...........          992,164          988,128          990,174          988,112
                                                            ============     ============     ============     ============

          Net income per common share - diluted .......     $       1.00     $        .58     $       1.94     $       1.25
                                                            ============     ============     ============     ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion describes West Pointe's results of operations during the three-month and six-month periods ended June 30, 2002 and 2001, and its financial condition, asset quality, and capital resources as of June 30, 2002. This discussion should be read in conjunction with West Pointe's unaudited consolidated financial statements and notes thereto. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

OVERVIEW

         Net income for the second quarter of 2002 was $994,525 or $1.00 per diluted common share compared to net income of $568,754 or $.58 per diluted common share for the second quarter of 2001. Net income for the first six months of 2002 was $1,925,529 or $1.94 per diluted common share compared to net income of $1,231,625 or $1.25 per diluted common share for the first six months of 2001. Return on average assets for the second quarter and first six months of 2002 was 1.06% and 1.05%, respectively, compared to .65% and .72% for the second quarter and first six months of 2001, respectively. Return on average equity for the second quarter and first six months of 2002 was 16.10% and 15.93%, respectively, compared to 10.99% and 11.83% for the second quarter and first six months of 2001, respectively.

         The increases in net income, for the quarters and six-month periods compared, were primarily attributable to increases in net interest income and noninterest income. Increases in these items were partially offset by increases in noninterest expenses and income tax expenses.

         Total assets at June 30, 2002 increased to $391,853,558 from $366,713,993 at December 31, 2001. The increase in total assets was primarily from internal growth in the volume of interest bearing due from bank balances, investment securities and loans. The increase in total assets was partially funded by increases in deposits and securities sold under agreements to repurchase.

RESULTS OF OPERATIONS

         Table 1 summarizes West Pointe's statement of income and the change in each category for the periods presented.

TABLE 1 - Comparative Statements of Income

                                                                  Three Months Ended
                                                                       June 30                           Change
                                                            -----------------------------     ------------------------------
                                                                2002             2001            Amount           Percent
                                                            ------------     ------------     ------------      ------------
Total interest income
     (fully tax-equivalent) .............................   $  5,744,114     $  6,199,803     $   (455,689)             (7.4)%
Total interest expense ..................................      2,307,529        3,636,233       (1,328,704)            (36.5)
                                                            ------------     ------------     ------------
          Net interest income ...........................      3,436,585        2,563,570          873,015              34.1
Provision for loan losses ...............................        150,000          188,000          (38,000)            (20.2)
Noninterest income:
     Service charges on deposits ........................        348,641          330,279           18,362               5.6
     Mortgage banking ...................................         76,922           68,396            8,526              12.5
     Trust fees .........................................        128,646          144,011          (15,365)            (10.7)
     Credit card income .................................         94,067           80,279           13,788              17.2
     Increase in cash surrender value of life insurance..         78,946           74,973            3,973               5.3
     Investment securities gains ........................        100,968           15,209           85,759             563.9
     Other ..............................................        131,232          152,942          (21,710)            (14.2)
                                                            ------------     ------------     ------------
          Total .........................................        959,422          866,089           93,333              10.8
                                                            ------------     ------------     ------------
Noninterest expense:
     Employee compensation and other benefits ...........      1,426,580        1,258,460          168,120              13.4
     Occupancy, net .....................................        176,537          183,899           (7,362)             (4.0)
     Furniture and equipment ............................        146,409          140,530            5,879               4.2
     Data processing ....................................        114,125           97,454           16,671              17.1
     Advertising ........................................         91,802           75,043           16,759              22.3
     Other ..............................................        741,495          657,482           84,013              12.8
                                                            ------------     ------------     ------------
          Total .........................................      2,696,948        2,412,868          284,080              11.8
                                                            ------------     ------------     ------------
Income before income taxes ..............................      1,549,059          828,791          720,268              86.9
Less: tax-equivalent adjustment .........................        166,034           98,037           67,997              69.4
Income tax expense ......................................        388,500          162,000          226,500             139.8
                                                            ------------     ------------     ------------
Net income ..............................................   $    994,525     $    568,754     $    425,771              74.9%
                                                            ============     ============     ============

                                                                  Six Months Ended
                                                                       June 30                           Change
                                                            -----------------------------     ------------------------------
                                                                2002             2001            Amount           Percent
                                                            ------------     ------------     ------------      ------------

Total interest income
     (fully tax-equivalent) .............................   $ 11,194,358     $ 12,468,128     $ (1,273,770)            (10.2)%
Total interest expense ..................................      4,584,169        7,495,528       (2,911,359)            (38.8)
                                                            ------------     ------------     ------------
          Net interest income ...........................      6,610,189        4,972,600        1,637,589              32.9
Provision for loan losses ...............................        300,000          304,000           (4,000)             (1.3)
Noninterest income:
     Service charges on deposits ........................        667,476          598,808           68,668              11.5
     Mortgage banking ...................................        152,404          100,810           51,594              51.2
     Trust fees .........................................        297,873          263,387           34,486              13.1
     Credit card income .................................        178,908          153,509           25,399              16.5
     Increase in cash surrender value of life insurance..        147,353          149,946           (2,593)             (1.7)
     Investment securities gains ........................        340,312          335,839            4,473               1.3
     Other ..............................................        253,411          255,400           (1,989)             (0.8)
                                                            ------------     ------------     ------------
          Total .........................................      2,037,737        1,857,699          180,038               9.7
                                                            ------------     ------------     ------------
Noninterest expense:
     Employee compensation and other benefits ...........      2,791,393        2,457,700          333,693              13.6
     Occupancy, net .....................................        353,478          356,331           (2,853)             (0.8)
     Furniture and equipment ............................        283,317          274,450            8,867               3.2
     Data processing ....................................        227,938          195,768           32,170              16.4
     Advertising ........................................        178,960          146,996           31,964              21.7
     Other ..............................................      1,473,446        1,317,035          156,411              11.9
                                                            ------------     ------------     ------------
          Total .........................................      5,308,532        4,748,280          560,252              11.8
                                                            ------------     ------------     ------------
Income before income taxes ..............................      3,039,394        1,778,019        1,261,375              70.9
Less:  tax-equivalent adjustment ........................        312,365          190,994          121,371              63.5
Income tax expense ......................................        801,500          355,400          446,100             125.5
                                                            ------------     ------------     ------------
Net income ..............................................   $  1,925,529     $  1,231,625     $    693,904              56.3%
                                                            ============     ============     ============

NET INTEREST INCOME

         Tax-equivalent net interest income increased $873,015 or 34.1% for the second quarter of 2002 compared to the same period of 2001 and increased $1,637,589 or 32.9% for the first six months of 2002 compared to the same period of 2001. The increases in tax-equivalent net interest income, for all periods compared, were principally attributable to decreases in interest expense which were partially offset by decreases in tax-equivalent interest income.

         Total tax-equivalent interest income decreased $455,689 or 7.4% for the second quarter of 2002 compared to the same period of 2001 and decreased $1,273,770 or 10.2% for the first six months of 2002 compared to the same period of 2001. The decreases in tax-equivalent interest income for the quarters and six-month periods compared were primarily attributable to the lower interest rate environment, partially offset by higher volumes of interest earning assets.

         Total interest expense decreased $1,328,704 or 36.5% for the second quarter of 2002 compared to the same period of 2001 and decreased $2,911,359 or 38.8% for the first six months of 2002 compared to the same period of 2001. The decreases in interest expense were primarily attributable to the lower interest rate environment, partially offset by higher volumes of interest bearing liabilities.

         The net interest margin was 3.93% for the second quarter of 2002 compared to 3.18% for the second quarter of 2001. The net interest margin for the first six months of 2002 was 3.89% compared to 3.13% for the first six months of 2001. The increases in the net interest margin for the quarters and six-month periods compared primarily resulted from continuing efforts to control the Company's cost of funds which, as a result, declined at a faster pace than the Company's yield on interest earning assets.

PROVISION FOR LOAN LOSSES

         The provision for loan losses was $150,000 and $300,000 for the second quarter and first six months of 2002, respectively, compared to $188,000 and $304,000 for the second quarter and first six months of 2001, respectively. The provision for loan losses represents management's judgment of the cost associated with credit risk inherent in the loan portfolio. Factors which influence management's determination of the provision for loan losses include, among other things, size and quality of the loan portfolio measured against prevailing economic conditions, regulatory guidelines, a review of individual loans and historical loan loss experience. The modest decreases in the provision for loan losses for the quarter and six-month period ending June 30, 2002 compared to the same periods of 2001 were primarily reflective of overall improvement in the quality of the loan portfolio. Activity in the allowance for loan losses and nonperforming loan data are presented under "ASSET QUALITY."

NONINTEREST INCOME

         Total noninterest income was $959,422 for the second quarter of 2002 compared to $866,089 for the second quarter of 2001. Noninterest income totaled $2,037,737 for the first six months of 2002 compared to $1,857,699 for the same period of 2001. Service charges on deposit accounts increased $18,362 for the second quarter of 2002 compared to the second quarter of 2001 and increased $68,668 for the six-month periods compared. The increases in service charges on deposit accounts for the periods compared were primarily attributable to the growth in the volume of deposit accounts on which service charges are assessed. Income from mortgage banking services increased $8,526 for the second quarter of 2002 compared to the second quarter of 2001 and increased $51,594 for the six-month periods compared. The modest increases in mortgage banking income for the periods compared were primarily attributable to the lower interest rate environment, which improved the level of origination activities. Assuming that interest rates remain at lower levels, Company management anticipates that the level of mortgage loan origination and refinancing activities will remain relatively strong for the remainder of 2002. Income from trust fees decreased $15,365 for the second quarter of 2002 compared to the second quarter of 2001 and increased $34,486 for the six-month periods compared. The decrease in income from trust fees for the quarters compared was primarily attributable to a reduction in fees resulting from the termination of one particular fiduciary relationship in July 2001. The increase in income from trust fees for the six-month periods compared was partially attributable to one-time fees charged in connection with the administration of certain estates and new business development. Credit card income increased $13,788 during the second quarter of 2002 compared to the second quarter of 2001 and increased $25,399 for the six-month periods compared. The modest increases in credit card income were primarily due to additional merchant related revenues and additional revenues related to West Pointe's "debit" card product. During the second quarter and first six months of 2002, West Pointe recorded increases in cash surrender value of life insurance of $78,946 and $147,353, respectively, compared to increases of $74,973 and $149,946 recorded during the second quarter and first six months of 2001, respectively. These cash surrender value increases relate to various bank owned life insurance (BOLI) policies. Certain of the insurance policies serve as funding mechanisms for West Pointe's director fee deferral program, West Pointe's salary continuation plan which was established in 2000 for the Company's President and Chief Executive Officer and for West Pointe's Community Scholarship Program which was also established in 2000. The remaining policies were purchased to provide an additional employee benefit to certain Company officers. These BOLI policies provide certain benefits to the Company including, but not limited to, the deferral of income taxes on the increase in their cash surrender values. Net securities gains recorded during the second quarter and the first six months of 2002 totaled $100,968 and $340,312, respectively, compared to net securities gains of $15,209 and $335,839 recorded during the second quarter and the first six months of 2001, respectively. Net securities gains recorded during the 2002 periods resulted from management's decision to continue efforts to reconfigure certain segments of the investment portfolio so as to limit potential interest rate risk that could result from a rising interest rate environment. These efforts to reconfigure the investment portfolio resulted in the sale of certain U. S. Government agency and mortgage-backed securities with par values totaling approximately $24,124,000. The majority of securities gains in 2001 resulted from management's decision and opportunities in the market place to sell certain
U. S. Government agency securities, with par values totaling $18,485,000, in the available-for-sale portion of the investment portfolio. In the recent environment of rapidly declining interest rates, the majority of these securities were likely to be called by the issuers in the near future. Other noninterest income includes such items as brokerage and insurance revenues, interchange fees on automated teller machine (ATM) transactions, safe deposit box rental fees, check printing fees and other miscellaneous fees. Other noninterest income decreased $21,710 for the second quarter of 2002 compared to the second quarter of 2001 and decreased $1,989 for the six-month periods compared. The decreases in other noninterest income for the 2002 periods compared to the 2001 periods were attributable to decreases in income derived from a number of miscellaneous sources. These decreases were partially offset by increases in revenues derived from West Pointe's brokerage and insurance function. In January 2001, through an arrangement with Raymond James Financial Services, Inc., member NASD and SIPC, West Pointe expanded its products to include additional investment services. Products available through this arrangement include stocks, bonds, mutual funds, annuities and other non-deposit investment products. The Company employed two additional staff members to administer the brokerage and insurance function.

NONINTEREST EXPENSE

         Total noninterest expense was $2,696,948 for the second quarter of 2002 compared to $2,412,868 for the second quarter of 2001. For the first six months of 2002, total noninterest expense was $5,308,532 compared to $4,748,280 for the same period of 2001. The increases in noninterest expense were primarily attributable to increases in employee compensation and benefits, the largest component of noninterest expense. Employee compensation and other benefit expenses increased $168,120 for the second quarter of 2002 compared to the second quarter of 2001 and increased $333,693 for the six-month periods compared. The increases in employee compensation and benefits for the quarters and six-month periods compared were primarily attributable to normal merit increases and staff additions associated with overall growth in banking operations. Net occupancy expenses decreased $7,362 during the second quarter of 2002 compared to the second quarter of 2001 and decreased $2,853 for the six-month periods compared. These decreases in net occupancy expenses were primarily the result of an increase in building rent income. This building rent income was derived from various third party tenants that lease office space from West Pointe. Furniture and equipment expenses increased $5,879 during the second quarter of 2002 compared to the second quarter of 2001 and increased $8,867 for the six-month periods compared. The increases for the periods compared related primarily to furniture and equipment expenses associated with normal growth in operations. Data processing expenses increased $16,671 for the second quarter of 2002 compared to the second quarter of 2001 and increased $32,170 for the six-month periods compared. The increases in data processing expenses for the periods compared resulted primarily from normal growth in operations. Advertising expenses increased $16,759 for the second quarter of 2002 compared to the second quarter of 2001 and increased $31,964 for the six-month periods compared. The increase in advertising expenses for the quarters and six-month periods compared resulted from normal increases associated with the Company's promotional advertising activities. Other noninterest expenses increased $84,013 for the second quarter of 2002 compared to the second quarter of 2001 and increased $156,411 for the six-month periods compared. Other noninterest expenses includes such items as legal and professional fees, FDIC insurance premiums, mortgage banking expenses, postage costs and certain credit card program expenses. The increases in other noninterest expenses for the periods compared were partially attributable to increased legal and professional fees. Numerous other categories of noninterest expenses also contributed to the increases.

INCOME TAX EXPENSE

         West Pointe recorded income tax expense of $388,500 for the second quarter of 2002 compared to $162,000 for the second quarter of 2001. For the first six months of 2002, income tax expense was $801,500 compared to $355,400 for the same period of 2001. The effective income tax rates were 28.1% and 22.2% for the second quarter of 2002 and 2001, respectively. The effective income tax rates were 29.4% and 22.4% for the first six months of 2002 and 2001, respectively. The increases in income tax expense and the related effective income tax rates for the 2002 periods compared to the 2001 periods primarily resulted from higher levels of earnings partially offset by the impact of slightly higher levels of tax-exempt interest.

FINANCIAL CONDITION

GENERAL

         Certain components of West Pointe's consolidated balance sheet at June 30, 2002 compared to December 31, 2001 are presented in summary form in Table 2. Total assets increased $25,139,565 to $391,853,558 compared to $366,713,993 at
December 31, 2001. This increase primarily resulted from increases in interest bearing due from bank balances, loans and investment securities. The increase in interest bearing due from bank balances, at June 30, 2002, was attributable to the temporary investment of excess funds not needed to fund loan demand or investment security purchases. These due from bank balances serve as an alternative to federal funds sold.

         TABLE 2 - Selected Comparative Balance Sheet Items

                                                            June 30        December 31
                                                              2002             2001
                                                          ------------     ------------

         Total assets ...............................     $391,853,558     $366,713,993
         Loans ......................................      209,715,635      200,403,739
         Investments ................................      138,950,784      128,728,724
         Deposits ...................................      336,126,432      322,100,723
         Repurchase agreements ......................       19,904,152       12,237,129
         Other borrowings ...........................        1,687,100        1,487,500
         Federal Home Loan Bank advances ............        5,000,000        5,000,000
         Stockholders' equity .......................       26,370,163       23,387,722

LOANS

         Loans increased 4.6%, or $9,311,896, from year-end 2001 to June 30, 2002. The majority of this increase was derived from growth in the commercial, financial and agricultural, commercial real estate and residential real estate segments of the portfolio. West Pointe also experienced modest growth in the real estate construction segment of the portfolio. Other consumer loans decreased modestly from December 31, 2001.

         Table 3 presents the composition of the loan portfolio by type of borrower and major loan category and the percentage of each to the total portfolio for the periods presented.

TABLE 3 - Loan Portfolio Composition

                                                         June 30                           December 31
                                                           2002                               2001
                                               -----------------------------      -----------------------------
                                                  Amount           Percent           Amount           Percent
                                               ------------     ------------      ------------     ------------
         Commercial borrowers:
         ---------------------
              agricultural ...............     $ 52,547,765             25.1%     $ 48,560,141             24.2%
         Commercial real estate ..........       79,186,839             37.7        75,352,452             37.6
         Real estate construction ........       10,253,955              4.9         9,816,970              4.9
                                               ------------     ------------      ------------     ------------
                   Total commercial ......      141,988,559             67.7       133,729,563             66.7
                                               ------------     ------------      ------------     ------------

         Consumer borrowers:
         -------------------
         1-4 family residential
              real estate ................       56,188,732             26.8        54,974,345             27.5
         Other consumer loans ............       11,538,344              5.5        11,699,831              5.8
                                               ------------     ------------      ------------     ------------
                   Total consumer ........       67,727,076             32.3        66,674,176             33.3
                                               ------------     ------------      ------------     ------------

                   Total loans ...........     $209,715,635            100.0%     $200,403,739            100.0%
                                               ============     ============      ============     ============

INVESTMENTS

         Total investments increased to $138,950,784, at June 30, 2002 compared to $128,728,724 at year-end 2001. Effective January 1, 2001, West Pointe adopted Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Additional information concerning the provisions of this pronouncement is reflected later in these discussions under "Recent Accounting Pronouncements." Although West Pointe does not have any derivative instruments to record, management reconsidered its ability and intent to hold certain debt securities to maturity and transferred $2,821,121 of mortgage-backed securities to available for sale on January 1, 2001. As a result, as of January 1, 2001, West Pointe's entire investment portfolio was classified as available for sale.

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

         Available-for-sale investment securities are recorded at fair value. Net unrealized gains on available-for-sale investment securities totaled $2,805,572 at June 30, 2002, compared to net unrealized gains of $456,568 at December 31, 2001.

         Table 4 presents the composition of investment securities at their carrying values for the periods presented.

         TABLE 4 - Investment Securities Portfolio Composition

                                                                                  June 30        December 31
                                                                                    2002             2001
                                                                                ------------     ------------

         Available-for-sale securities:

         Obligations of U. S. government corporations and agencies ........     $  2,018,130     $  7,846,306
         Mortgage-backed securities .......................................       91,941,650       84,023,498
         Obligations of states and political subdivisions .................       38,539,354       30,568,170
         Equity securities ................................................        6,451,650        6,290,750
                                                                                ------------     ------------
              Total available-for-sale ....................................     $138,950,784     $128,728,724
                                                                                ============     ============

DEPOSITS

         West Pointe's deposit base is its primary source of liquidity and consists of deposits originating within the communities served by its banking locations. Deposits are West Pointe's primary and most reliable funding source for interest earning assets.

         Total deposits increased $14,025,709 to $336,126,432 at June 30, 2002 from year-end 2001. The savings and money market deposit and time deposit components of the deposit portfolio increased $6,239,685 and $10,766,692, respectively, from year-end 2001. Increases in these categories were partially reflective of the poor performance of the stock market, during the first six months of 2002, which resulted in customer deposits into more stable interest earning investments. Balances in noninterest bearing demand deposits decreased $1,355,293 from year-end 2001. This decrease was primarily attributable to seasonal fluctuations, which generally result in higher balances at year-end. Interest bearing demand deposits decreased $1,625,375 from year-end 2001. The majority of this decrease was attributable to a reduction in account balances associated with one particular public entity. In the normal course of business, account balances associated with this public entity may, on a daily basis, fluctuate significantly. West Pointe continues to emphasize sales efforts and offers competitive pricing of deposits.

         Table 5 sets forth the composition of deposits and the percentage of each category to total deposits for the periods presented.

         TABLE 5 - Deposit Liability Composition

                                                                    June 30                           December 31
                                                                      2002                               2001
                                                          -----------------------------      -----------------------------
                                                             Amount           Percent           Amount           Percent
                                                          ------------     ------------      ------------     ------------

         Noninterest bearing demand deposits ........     $ 36,187,092             10.8%     $ 37,542,385             11.6%
         Interest bearing demand deposits ...........       26,581,792              7.9        28,207,167              8.8
         Savings and money market deposits ..........       97,791,704             29.1        91,552,019             28.4
         Time deposits $100,000 or more .............       58,300,427             17.3        52,471,328             16.3
         Time deposits less than $100,000 ...........      117,265,417             34.9       112,327,824             34.9
                                                          ------------     ------------      ------------     ------------
              Total deposits ........................     $336,126,432            100.0%     $322,100,723            100.0%
                                                          ============     ============      ============     ============

BORROWINGS

         Total borrowings amounted to $26,591,252 at June 30, 2002, compared to $18,724,629 at year-end 2001. At June 30, 2002 and December 31, 2001, borrowings consisted of securities sold under agreements to repurchase (repurchase agreements), Federal Home Loan Bank advances and a short-term borrowing with an unaffiliated bank.

         Repurchase agreements increased $7,667,023 from year-end 2001. These borrowings serve as an alternative funding source to deposits. The majority of the increase in repurchase agreements was in the form of cash management repurchase agreement accounts. Such accounts involve the daily transfer of excess funds from noninterest bearing deposit accounts into interest bearing cash management repurchase agreement accounts. Cash management repurchase agreement accounts are marketed to commercial and individual deposit customers and are considered to be a stable source of funds. Repurchase agreements, other than cash management repurchase agreements, generally represent an alternative to short-term certificates of deposit.

         At June 30, 2002 and December 31, 2001, the Bank had one $5,000,000 Federal Home Loan Bank advance, which reflected an interest rate of 5.63% and had a scheduled maturity of December 13, 2004. As of December 13, 2000, this advance is callable on a quarterly basis.

         At June 30, 2002, other borrowings consisted of a $1,687,100 borrowing under a line of credit with an unaffiliated bank. This line of credit allows for borrowings, by West Pointe, of up to $5,000,000. The line of credit matures on January 7, 2003, and bears interest at a rate of 50 basis points under the prime lending rate. As of December 31, 2001, the amount of this borrowing totaled $1,487,500. The increase in the amount borrowed as of June 30, 2002 compared to December 31, 2001 primarily resulted from the purchase of 11,500 shares of West Pointe's common stock from an individual stockholder. This increase was partially offset by a $75,000 principal payment made in April 2002.

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

         At June 30, 2002, nonperforming assets totaled $1,157,917, or .30% of total assets, compared to nonperforming assets at year-end 2001 of $1,262,125 or ..34% of total assets. Nonperforming assets, at June 30, 2002, included $289,653 relating to foreclosed property. During the first six months of 2002, three parcels of foreclosed property were sold. These foreclosed property dispositions produced a modest loss of $5,338. Management does not anticipate any significant losses upon the disposition of the remaining foreclosed property. At June 30, 2002, nonperforming loans totaled $868,264, or .41% of total loans, compared to nonperforming loans at year-end 2001 of $1,105,972, or .55% of total loans. Nonperforming loans in the commercial, financial and agricultural segment of the portfolio totaled $225,586 at June 30, 2002 and consisted of loans to two commercial borrowers. Nonperforming loans in the commercial real estate segment of the portfolio decreased $492,586 to $152,222 at June 30, 2002. At June 30, 2002, there was only one nonperforming loan in the commercial real estate segment of the loan portfolio. Nonperforming loans in the 1-4 family residential real estate segment of the portfolio totaled $454,551 at June 30, 2002 and consisted of loans to several borrowers. The remaining category of nonperforming loans relating to other consumer loans remained relatively stable at June 30, 2002 compared to December 31, 2001. Management is in various stages of workout or liquidation of the remaining nonperforming loans.

         Table 6 sets forth a summary of West Pointe's loan portfolio mix and nonperforming assets.

TABLE 6 - Loan Portfolio Mix and Nonperforming Assets

                                                                     June 30, 2002                   December 31, 2001
                                                            ------------------------------    -------------------------------
                                                             Loans and                         Loans and
                                                             Foreclosed     Non-performing     Foreclosed      Non-performing
                                                              Property          Assets          Property           Assets
                                                            ------------    --------------    ------------     --------------
Commercial borrowers:
---------------------
Commercial, financial and agricultural ................     $ 52,547,765     $    225,586     $ 48,560,141      $    360,073
Commercial real estate ................................       79,186,839          152,222       75,352,452           644,808
Real estate construction ..............................       10,253,955               --        9,816,970                --
                                                            ------------     ------------     ------------      ------------
          Total commercial ............................      141,988,559          377,808      133,729,563         1,004,881

Consumer borrowers:
-------------------
1-4 family residential real estate ....................       56,188,732          454,551       54,974,345            45,000
Other consumer loans ..................................       11,538,344           35,905       11,699,831            56,091
                                                            ------------     ------------     ------------      ------------
          Total consumer ..............................       67,727,076          490,456       66,674,176           101,091
                                                            ------------     ------------     ------------      ------------
          Total loans .................................      209,715,635          868,264      200,403,739         1,105,972
Foreclosed property ...................................          289,653          289,653          156,153           156,153
                                                            ------------     ------------     ------------      ------------
          Total .......................................     $210,005,288     $  1,157,917     $200,559,892      $  1,262,125
                                                            ============     ============     ============      ============

Nonaccrual loans ......................................                      $    490,329                       $    421,662
Accruing loans past due 90 days or more ...............                           377,935                            370,080
Troubled debt restructurings ..........................                                --                            314,230
                                                                             ------------                       ------------
     Total nonperforming loans ........................                           868,264                          1,105,972
Foreclosed property ...................................                           289,653                            156,153
                                                                             ------------                       ------------
     Total nonperforming assets .......................                      $  1,157,917                       $  1,262,125
                                                                             ============                       ============

Nonperforming loans to total loans ....................                               .41%                               .55%
Nonperforming assets to total loans
     and foreclosed property ..........................                               .55%                               .63%
Nonperforming assets to total assets ..................                               .30%                               .34%

         Net charge-offs for the second quarter of 2002 totaled $91,341 compared to $40,230 for the second quarter of 2001. During the first six months of 2002, net charge-offs totaled $141,642 compared to $75,961 for the first six months of 2001. Charge-offs and recoveries recorded during the second quarter and first six months of 2002 in all segments of the loan portfolio were not significant. Charge-offs recorded during the first six months of 2001 in the commercial, financial and agricultural segment of the loan portfolio totaled $177,030, the majority of which was associated with three commercial borrowers. Recoveries recorded during the first six months of 2001 in the commercial, financial and agricultural segment totaled $133,051 and primarily resulted from a loan to one commercial borrower. The aforementioned recovery occurred during the first quarter of 2001. Charge-offs and recoveries recorded during the second quarter of 2001 in all segments of the portfolio were not significant.

         West Pointe's allowance for loan losses at June 30, 2002, increased to $2,382,710 from $2,224,352 at December 31, 2001. The modest increase in the allowance for loan losses was primarily due to overall growth in the loan portfolio. At June 30, 2002, the allowance for loan losses represented 274.42% of nonperforming loans compared to 158.19% at June 30, 2001. The ratio of the allowance for loan losses to total loans was 1.14% at June 30, 2002 compared to ..99% at June 30, 2001. Management believes that the allowance for loan losses at June 30, 2002 was adequate to absorb potential losses inherent in the loan portfolio. However, past loan loss experience as it relates to current portfolio mix, evaluation of potential losses in the portfolio, subsequent changes in economic conditions and other factors may require changes in the levels of the allowance for loan losses.

         Table 7 presents information pertaining to the activity in and an analysis of West Pointe's allowance for loan losses for the periods presented.

TABLE 7 - Allowance For Loan Losses

                                                                  Three Months Ended                Six Months Ended
                                                                       June 30                           June 30
                                                            -----------------------------     ------------------------------
                                                                2002             2001             2002              2001
                                                            ------------     ------------     ------------      ------------

Balance at beginning of period ........................     $  2,324,051     $  1,849,962     $  2,224,352      $  1,769,693
Loans charged off:
     Commercial, financial and agricultural ...........           55,940           36,983           59,257           177,030
     Real estate:
          Commercial ..................................            6,662               --           33,935                --
          Residential .................................           15,000            1,099           19,761             1,099
                                                            ------------     ------------     ------------      ------------
               Total real estate ......................           21,662            1,099           53,696             1,099
                                                            ------------     ------------     ------------      ------------
     Consumer .........................................           14,084            1,206           18,312            12,398
     Credit cards .....................................           12,501            7,254           24,221            26,558
                                                            ------------     ------------     ------------      ------------
               Total charge-offs ......................          104,187           46,542          155,486           217,085
                                                            ------------     ------------     ------------      ------------

Recoveries of loans previously charged off:
     Commercial, financial and agricultural ...........            2,619            2,801            2,619           133,051
     Real estate:
          Commercial ..................................            7,722               --            7,722                --
          Residential .................................               --               --              275                --
                                                            ------------     ------------     ------------      ------------
               Total real estate ......................            7,722               --            7,997                --
                                                            ------------     ------------     ------------      ------------
     Consumer .........................................            2,505            1,378            3,228             5,329
     Credit cards .....................................               --            2,133               --             2,744
                                                            ------------     ------------     ------------      ------------
               Total recoveries .......................           12,846            6,312           13,844           141,124
                                                            ------------     ------------     ------------      ------------

Net charge-offs .......................................           91,341           40,230          141,642            75,961
Provision for loan losses .............................          150,000          188,000          300,000           304,000
                                                            ------------     ------------     ------------      ------------
Balance at end of period ..............................     $  2,382,710     $  1,997,732     $  2,382,710      $  1,997,732
                                                            ============     ============     ============      ============

Net charge-offs (annualized) as a
     percent of average total loans ...................              .18%             .08%             .14%              .08%
Allowance for loan losses to total loans ..............             1.14%             .99%            1.14%              .99%
Allowance for loan losses to
     nonperforming loans ..............................           274.42%          158.19%          274.42%           158.19%

CAPITAL RESOURCES

CAPITAL RESOURCES

         Total stockholders' equity increased $2,982,441 from $23,387,722 at December 31, 2001 to $26,370,163 at June 30, 2002. Net income for the six-month period ended June 30, 2002 was $1,925,529. Stockholders' equity at June 30, 2002 was also favorably impacted by an increase of $1,456,383 in other comprehensive income. The increase to stockholders' equity resulting from these items was partially offset by a reduction to stockholders' equity resulting from the purchase of 11,500 shares of West Pointe's common stock from an individual stockholder. The purchase of these shares is reflected as treasury stock in West Pointe's financial statements.

         Financial institutions are required to maintain ratios of capital to assets in accordance with guidelines promulgated by the federal banking regulators. The guidelines are commonly known as "Risk-Based Guidelines" as they define the capital level requirements of a financial institution based upon the level of credit risk associated with holding various categories of assets. The Risk-Based Guidelines require minimum ratios of Tier 1 and Total Capital to risk-weighted assets of 4% and 8%, respectively. At June 30, 2002, West Pointe's Tier 1 and Total capital ratios were 9.82% and 10.77%, respectively. In addition to the Risk-Based Guidelines, the federal banking agencies have established a minimum leverage ratio guideline for financial institutions (the "Leverage Ratio Guideline"). The Leverage Ratio Guideline provides for a minimum ratio of Tier 1 capital to average assets of 4%. West Pointe's leverage ratio at June 30, 2002, was 6.54%. Accordingly, West Pointe has satisfied these regulatory guidelines.

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

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits: See Exhibit Index on page 24 hereof.

         (b) Reports on Form 8-K: No reports on Form 8-K were filed by West Pointe during the second quarter of 2002.

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


                                                  WEST POINTE BANCORP, INC.
                                             -----------------------------------
                                                        (Registrant)


DATE:  August 13, 2002                       By: /s/ Terry W. Schaefer
                                                --------------------------------
                                                 Terry W. Schaefer
                                                 President and Chief
                                                 Executive Officer


DATE:  August 13, 2002                       By: /s/ Bruce A. Bone
                                                --------------------------------
                                                 Bruce A. Bone
                                                 Executive Vice President and
                                                 Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

   11.1 Computation of Net Income Per Share (incorporated by reference to Note C to West Pointe's unaudited interim consolidated financial statements included herein).

   99.1                  Certification of President and Chief Executive Officer
                         Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2                  Certification of Executive Vice President and Chief
                         Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.