Form 10-Q
period 2002-09-30
WEST POINTE BANCORP INC
filed 2002-11-13
CIK 1040589

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period                  to
                                    ---------------    ---------------

                           Commission File No.     0-30505
                                                ----------------------

                            WEST POINTE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

               Illinois                                 36-4149655
--------------------------------------       ---------------------------------
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

                   Yes [X]                    No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

        Class                                   Outstanding at November 13, 2002
-------------------------                       --------------------------------
Common stock $1 par value                                     976,480

                                TABLE OF CONTENTS


                                                                          Page
 PART I - FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
                      Consolidated Balance Sheets                           3
                      Consolidated Statements of Income                     4
                      Consolidated Statement of Changes in Stockholders'
                           Equity and Comprehensive Income                  5
                      Consolidated Statements of Cash Flows                 6
                      Notes to Consolidated Financial Statements            7

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS            9

          ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK                                       21

          ITEM 4.  CONTROLS AND PROCEDURES                                 21

 PART II - OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS                                       22

          ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS               22

          ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                         22

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                   HOLDERS                                                 22

          ITEM 5.  OTHER INFORMATION                                       22

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                        22

 SIGNATURE PAGE                                                            23

 CERTIFICATIONS                                                            24

 EXHIBIT INDEX                                                             26

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WEST POINTE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                              SEPTEMBER 30          DECEMBER 31
                                                                                                  2002                  2001
                                                                                            -----------------     -----------------
ASSETS
     Cash and due from banks                                                                    $ 10,330,450          $ 11,162,097
     Interest bearing due from banks                                                               9,353,154             9,119,540
     Investment securities:
          Available-for-sale, at fair value (cost of $149,941,099 and
               $128,272,156 at September 30, 2002 and December 31, 2001, respectively)           153,630,370           128,728,724
     Loans                                                                                       213,392,105           200,403,739
          Allowance for loan losses                                                               (2,401,046)           (2,224,352)
               Net Loans                                                                         210,991,059           198,179,387
     Accrued interest receivable                                                                   2,224,169             2,055,512
     Real estate acquired by foreclosure                                                             260,000               156,153
     Bank premises and equipment                                                                  11,799,368            11,777,085
     Income taxes receivable                                                                         107,690                  ----
     Deferred tax asset, net                                                                            ----               421,890
     Other assets                                                                                  8,400,869             5,113,605
                                                                                            -----------------     -----------------
               TOTAL ASSETS                                                                     $407,097,129          $366,713,993
                                                                                            =================     =================

LIABILITIES
     Deposits:
          Noninterest bearing                                                                   $ 35,658,305          $ 37,542,385
          Interest bearing                                                                       310,178,258           284,558,338
                                                                                            -----------------     -----------------
               Total Deposits                                                                    345,836,563           322,100,723
     Securities sold under agreements to repurchase                                               23,476,197            12,237,129
     Other borrowings                                                                              1,612,100             1,487,500
     Federal Home Loan Bank advances                                                               5,000,000             5,000,000
     Accrued interest payable                                                                        895,707             1,130,922
     Income taxes payable                                                                               ----               147,855
     Deferred tax liability, net                                                                     786,158                  ----
     Other liabilities                                                                             1,657,142             1,222,142
                                                                                            -----------------     -----------------
               TOTAL LIABILITIES                                                                 379,263,867           343,326,271

STOCKHOLDERS' EQUITY
     Preferred stock, $1 par value - 50,000 shares authorized;
          none issued or outstanding at September 30, 2002 or December 31, 2001                         ----                  ----
     Common stock, $1 par value - 10,000,000 shares authorized; 994,230 and 989,599
          shares issued at September 30, 2002 and December 31, 2001, respectively                    994,230               989,599
     Surplus                                                                                      12,949,380            12,798,975
     Retained earnings                                                                            12,250,878             9,653,576
     Treasury stock, 17,750 and 6,250 shares at September 30, 2002 and December 31,
          2001, respectively, at cost                                                               (648,575)             (337,500)
     Accumulated other comprehensive income                                                        2,287,349               283,072
                                                                                            -----------------     -----------------
               TOTAL STOCKHOLDERS' EQUITY                                                         27,833,262            23,387,722
                                                                                            -----------------     -----------------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $407,097,129          $366,713,993
                                                                                            =================     =================


See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                   SEPTEMBER 30                             SEPTEMBER 30
                                                        ------------------------------------     -----------------------------------
                                                             2002                2001                 2002               2001
                                                        ----------------    ----------------     ---------------    ----------------
Interest and Fee Income:
     Interest and fees on loans                              $3,934,983          $4,235,227         $11,578,969         $12,693,955
     Interest on U.S. Treasuries and agencies                 1,258,394           1,304,201           3,595,704           4,195,385
     Interest on state and municipal obligations                424,313             340,910           1,221,638             980,270
     Interest on federal funds sold                                 383               8,308                 570              54,755
     Interest on deposits with banks                             75,516             114,314             178,701             355,729
                                                        ----------------    ----------------     ---------------    ----------------
          TOTAL INTEREST AND FEE INCOME                       5,693,589           6,002,960          16,575,582          18,280,094
Interest Expense:
     NOW, money market and savings deposits                     483,687             760,853           1,428,954           2,598,829
     Certificates of deposit                                  1,661,035           2,329,778           4,974,228           7,547,923
     Securities sold under agreements to repurchase             100,136             117,708             248,961             353,463
     Other borrowings                                            17,554              23,596              52,906              85,704
     Federal Home Loan Bank advances                             71,939              71,939             213,471             213,483
                                                        ----------------    ----------------     ---------------    ----------------
          TOTAL INTEREST EXPENSE                              2,334,351           3,303,874           6,918,520          10,799,402
                                                        ----------------    ----------------     ---------------    ----------------
               NET INTEREST INCOME                            3,359,238           2,699,086           9,657,062           7,480,692
Provision for Loan Losses                                       150,000             188,000             450,000             492,000
                                                        ----------------    ----------------     ---------------    ----------------
               NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                      3,209,238           2,511,086           9,207,062           6,988,692
Noninterest Income:
     Service charges on deposits                                366,324             334,015           1,033,800             932,823
     Mortgage banking                                           149,951              77,960             302,355             178,770
     Trust fees                                                 150,344             151,810             448,217             415,197
     Brokerage and insurance services                            69,007              74,111             182,213             153,353
     Credit card income                                          94,424              81,129             273,332             234,638
     Increase in cash surrender value of life                    94,263              76,560             241,616             226,506
       insurance
     Gain on sale of investment securities, net                    ----              54,630             340,312             390,469
     Other                                                       74,703              75,661             214,908             251,819
                                                        ----------------    ----------------     ---------------    ----------------
          TOTAL NONINTEREST INCOME                              999,016             925,876           3,036,753           2,783,575
Noninterest Expense:
     Employee compensation and other benefits                 1,437,703           1,279,716           4,229,096           3,737,416
     Occupancy, net                                             191,598             195,589             545,076             551,920
     Furniture and equipment                                    158,186             142,915             441,503             417,365
     Data processing                                            110,538              99,065             338,476             294,833
     Advertising                                                 88,388              75,817             267,348             222,813
     Other                                                      872,034             715,597           2,345,480           2,032,632
                                                        ----------------    ----------------     ---------------    ----------------
          TOTAL NONINTEREST EXPENSE                           2,858,447           2,508,699           8,166,979           7,256,979
                                                        ----------------    ----------------     ---------------    ----------------
INCOME BEFORE INCOME TAXES                                    1,349,807             928,263           4,076,836           2,515,288
Income Tax Expense                                              366,500             240,200           1,168,000             595,600
                                                        ----------------    ----------------     ---------------    ----------------

NET INCOME                                                   $  983,307          $  688,063         $ 2,908,836         $ 1,919,688
                                                        ================    ================     ===============    ================

Average Shares Outstanding:
     Basic                                                      975,182             980,030             973,678             979,995
     Diluted                                                    996,446             988,788             992,339             988,340
Per Share Data:
     Net income:
          Basic                                                   $1.01                $.70               $2.99               $1.96
                                                                  =====                ====               =====               =====
          Diluted                                                 $ .99                $.70               $2.93               $1.94
                                                                  =====                ====               =====               =====

     Dividends declared                                           $ .12                $.09               $ .32               $ .27
                                                                  =====                ====               =====               =====

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)

                                                                 NINE MONTHS ENDED SEPTEMBER 30, 2002
                              -----------------------------------------------------------------------------------------------------

                                                                                                         ACCUMULATED
                                                                                                            OTHER         TOTAL
                              PREFERRED    COMMON                 COMPREHENSIVE  RETAINED    TREASURY   COMPREHENSIVE  STOCKHOLDERS'
                               STOCK        STOCK      SURPLUS        INCOME     EARNINGS     STOCK        INCOME         EQUITY
                              --------   ----------  ------------   ----------  -----------  ---------    ----------  --------------

Balance - December 31, 2001     $----     $989,599   $12,798,975                $ 9,653,576  $(337,500)   $  283,072    $23,387,722
  Issuance of common stock       ----        4,631       150,405                       ----       ----          ----        155,036
  Purchase of treasury stock     ----         ----          ----                       ----   (311,075)         ----       (311,075)
  Net income                     ----         ----          ----    $2,908,836    2,908,836       ----          ----      2,908,836
  Other comprehensive
    income, net of
    tax-unrealized gains on
    securities, net of
    reclassification
    adjustment (1)               ----         ----          ----     2,004,277         ----       ----     2,004,277      2,004,277
                                                                    ----------
  Comprehensive income                                              $4,913,113
                                                                    ==========
  Dividends paid                 ----         ----          ----                   (311,534)      ----          ----       (311,534)
                              --------   ----------  ------------               -----------  ---------    ----------  --------------
Balance - September 30, 2002    $----     $994,230   $12,949,380                $12,250,878  $(648,575)   $2,287,349    $27,833,262
                              ========   ==========  ============               ===========  =========    ==========  ==============



(1) Disclosure of reclassification adjustment:

                                                                              NINE MONTHS
                                                                                 ENDED
                                                                          SEPTEMBER 30, 2002
                                                                          ------------------
     Unrealized gains arising during the period                                  $2,215,270
     Less reclassification adjustment for gains included in net income             (210,993)
                                                                          -----------------
     Unrealized gains on investment securities                                   $2,004,277
                                                                          =================



See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                   NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30
                                                                                     ----------------------------------------------
                                                                                            2002                      2001
                                                                                     --------------------     ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                          $  2,908,836             $  1,919,688
     Adjustments to reconcile net income to net cash provided
          by operating activities:
               Depreciation and amortization:
                    Bank premises and equipment                                               486,226                  471,339
                    Discounts and premiums                                                    531,888                  (89,412)
                    Gains on sale of investment securities, net                              (340,312)                (390,469)
                    Provision for loan losses                                                 450,000                  492,000
               Change in assets and liabilities:
                    (Increase) decrease in accrued interest receivable                       (168,657)                 774,028
                    Decrease in accrued interest payable                                     (235,215)                (186,228)
                    Increase (decrease) in income taxes, net                                 (275,924)                 233,590
                    Net change in other assets and other liabilities                          486,212                  450,031
                                                                                         ------------             ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   3,843,054                3,674,567

CASH FLOWS FROM INVESTING ACTIVITIES
     Principal repayments on investment securities                                         17,640,446               10,266,323
     Sales of investment securities available for sale                                     24,698,994               24,297,775
     Maturities of investment securities available for sale                                 5,282,000               51,881,000
     Purchases of investment securities available for sale                                (69,481,958)             (85,408,761)
     Net increase in loans                                                                (13,514,738)             (12,828,154)
     Purchases of life insurance policies                                                  (3,096,860)                    ----
     Increase in cash surrender value of life insurance policies                             (241,616)                (242,371)
     Sales of real estate acquired by foreclosure                                             149,219                   40,259
     Purchases of bank premises and equipment                                                (508,509)                (150,883)
                                                                                         ------------             ------------
NET CASH USED IN INVESTING ACTIVITIES                                                     (39,073,022)             (12,144,812)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in noninterest bearing deposits                               (1,884,080)               1,999,064
     Net increase in interest bearing deposits                                             25,619,920               16,076,942
     Net increase in securities sold under agreements to repurchase                        11,239,068                5,107,394
     Increase (decrease) in other borrowings                                                  124,600                 (150,000)
     Proceeds from issuance of common stock                                                   155,036                   60,726
     Purchase of treasury stock                                                              (311,075)                    ----
     Dividends paid                                                                          (311,534)                (264,546)
                                                                                         ------------             ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  34,631,935               22,829,580
                                                                                         ------------             ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             (598,033)              14,359,335
Cash and cash equivalents - Beginning of year                                              20,281,637               13,497,965
                                                                                         ------------             ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                $ 19,683,604             $ 27,857,300
                                                                                         ============             ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid                                                                       $  7,153,735             $ 10,985,630
     Income taxes paid, net                                                                 1,443,898                  331,513
     Noncash investing and financing activities:
          Investment securities transferred to available for sale                                ----                2,821,121
          Noncash transfer of loans to real estate acquired by foreclosure                    260,000                     ----



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

NOTE C--NET INCOME PER SHARE

         The calculation of net income per share is summarized as follows:

                                                                     THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30                           SEPTEMBER 30
                                                                 -----------------------------         -----------------------------
                                                                    2002               2001               2002               2001
                                                                 ----------         ----------         ----------         ----------
  Basic
     Net Income ........................................         $  983,307         $  688,063         $2,908,836         $1,919,688
                                                                 ==========         ==========         ==========         ==========

     Average common shares outstanding .................            975,182            980,030            973,678            979,995
                                                                 ==========         ==========         ==========         ==========

     Net income per common share - basic ...............         $     1.01         $      .70         $     2.99         $     1.96
                                                                 ==========         ==========         ==========         ==========

Diluted
     Net Income ........................................         $  983,307         $  688,063         $2,908,836         $1,919,688
                                                                 ==========         ==========         ==========         ==========

     Average common shares outstanding .................            975,182            980,030            973,678            979,995

     Dilutive potential due to stock options ...........             21,264              8,758             18,661              8,345
                                                                 ----------         ----------         ----------         ----------

     Average common shares outstanding .................            996,446            988,788            992,339            988,340
                                                                 ==========         ==========         ==========         ==========

     Net income per common share - diluted .............         $      .99         $      .70         $     2.93         $     1.94
                                                                 ==========         ==========         ==========         ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion describes West Pointe's results of operations during the three-month and nine-month periods ended September 30, 2002 and 2001, and its financial condition, asset quality, and capital resources as of September 30, 2002. This discussion should be read in conjunction with West Pointe's unaudited consolidated financial statements and notes thereto. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

OVERVIEW

         Net income for the third quarter of 2002 was $983,307 or $.99 per diluted common share compared to net income of $688,063 or $.70 per diluted common share for the third quarter of 2001. Net income for the first nine months of 2002 was $2,908,836 or $2.93 per diluted common share compared to net income of $1,919,688 or $1.94 per diluted common share for the first nine months of 2001. Return on average assets for the third quarter and first nine months of 2002 was .97% and 1.03%, respectively, compared to .77% and .73% for the third quarter and first nine months of 2001, respectively. Return on average equity for the third quarter and first nine months of 2002 was 14.44% and 15.39%, respectively, compared to 11.97% and 11.72% for the third quarter and first nine months of 2001, respectively.

         The increases in net income, for the quarters and nine-month periods compared, were primarily attributable to increases in net interest income and noninterest income, coupled with reductions in the provisions for loan losses. These items were partially offset by increases in noninterest expenses and income tax expenses.

         Total assets at September 30, 2002 increased to $407,097,129 from $366,713,993 at December 31, 2001. The increase in total assets was primarily attributable to growth in investment securities and loans. The increase in total assets was primarily funded by increases in deposits and securities sold under agreements to repurchase.

RESULTS OF OPERATIONS

         Table 1 summarizes West Pointe's statement of income and the change in each category for the periods presented.

TABLE 1 - Comparative Statements of Income

                                                                           Three Months Ended
                                                                                September 30                         Change
                                                                         ---------------------------       -----------------------
                                                                            2002             2001            Amount       Percent
                                                                         ----------       ----------       ----------    ---------
Total interest income
     (fully tax-equivalent) ......................................       $5,861,624       $6,118,396       $ (256,772)       (4.2)%
Total interest expense ...........................................        2,334,351        3,303,874         (969,523)      (29.3)
                                                                         ----------       ----------       ----------
          Net interest income ....................................        3,527,273        2,814,522          712,751        25.3
Provision for loan losses ........................................          150,000          188,000          (38,000)      (20.2)
Noninterest income:
     Service charges on deposits .................................          366,324          334,015           32,309         9.7
     Mortgage banking ............................................          149,951           77,960           71,991        92.3
     Trust fees ..................................................          150,344          151,810           (1,466)       (1.0)
     Brokerage and insurance services ............................           69,007           74,111           (5,104)       (6.9)
     Credit card income ..........................................           94,424           81,129           13,295        16.4
     Increase in cash surrender value of life insurance ..........           94,263           76,560           17,703        23.1
     Investment securities gains .................................               --           54,630          (54,630)     (100.0)
     Other .......................................................           74,703           75,661             (958)       (1.3)
                                                                         ----------       ----------       ----------
          Total ..................................................          999,016          925,876           73,140         7.9
                                                                         ----------       ----------       ----------
Noninterest expense:
     Employee compensation and other benefits ....................        1,437,703        1,279,716          157,987        12.3
     Occupancy, net ..............................................          191,598          195,589           (3,991)       (2.0)
     Furniture and equipment .....................................          158,186          142,915           15,271        10.7
     Data processing .............................................          110,538           99,065           11,473        11.6
     Advertising .................................................           88,388           75,817           12,571        16.6
     Other .......................................................          872,034          715,597          156,437        21.9
                                                                         ----------       ----------       ----------
          Total ..................................................        2,858,447        2,508,699          349,748        13.9
                                                                         ----------       ----------       ----------
Income before income taxes .......................................        1,517,842        1,043,699          474,143        45.4
Less:  tax-equivalent adjustment .................................          168,035          115,436           52,599        45.6
Income tax expense ...............................................          366,500          240,200          126,300        52.6
                                                                         ----------       ----------       ----------
Net income .......................................................       $  983,307       $  688,063       $  295,244        42.9 %
                                                                         ==========       ==========       ==========

                                                                            Nine Months Ended
                                                                                September 30                        Change
                                                                       -----------------------------       -----------------------
                                                                           2002              2001             Amount      Percent
                                                                       -----------       -----------       -----------   ---------
Total interest income
     (fully tax-equivalent) ....................................       $17,055,982       $18,586,524       $(1,530,542)       (8.2)%
Total interest expense .........................................         6,918,520        10,799,402        (3,880,882)      (35.9)
                                                                       -----------       -----------       -----------
          Net interest income ..................................        10,137,462         7,787,122         2,350,340        30.2
Provision for loan losses ......................................           450,000           492,000           (42,000)       (8.5)
Noninterest income:
     Service charges on deposits ...............................         1,033,800           932,823           100,977        10.8
     Mortgage banking ..........................................           302,355           178,770           123,585        69.1
     Trust fees ................................................           448,217           415,197            33,020         8.0
     Brokerage and insurance services ..........................           182,213           153,353            28,860        18.8
     Credit card income ........................................           273,332           234,638            38,694        16.5
     Increase in cash surrender value of life insurance ........           241,616           226,506            15,110         6.7
     Investment securities gains ...............................           340,312           390,469           (50,157)      (12.8)
     Other .....................................................           214,908           251,819           (36,911)      (14.7)
                                                                       -----------       -----------       -----------
          Total ................................................         3,036,753         2,783,575           253,178         9.1
                                                                       -----------       -----------       -----------
Noninterest expense:
     Employee compensation and other benefits ..................         4,229,096         3,737,416           491,680        13.2
     Occupancy, net ............................................           545,076           551,920            (6,844)       (1.2)
     Furniture and equipment ...................................           441,503           417,365            24,138         5.8
     Data processing ...........................................           338,476           294,833            43,643        14.8
     Advertising ...............................................           267,348           222,813            44,535        20.0
     Other .....................................................         2,345,480         2,032,632           312,848        15.4
                                                                       -----------       -----------       -----------
          Total ................................................         8,166,979         7,256,979           910,000        12.5
                                                                       -----------       -----------       -----------
Income before income taxes .....................................         4,557,236         2,821,718         1,735,518        61.5
Less:  tax-equivalent adjustment ...............................           480,400           306,430           173,970        56.8
Income tax expense .............................................         1,168,000           595,600           572,400        96.1
                                                                       -----------       -----------       -----------
Net income .....................................................       $ 2,908,836       $ 1,919,688       $   989,148        51.5%
                                                                       ===========       ===========       ===========


NET INTEREST INCOME

         Tax-equivalent net interest income increased $712,751 or 25.3% for the third quarter of 2002 compared to the same period of 2001 and increased $2,350,340 or 30.2% for the first nine months of 2002 compared to the same period of 2001. The increases in tax-equivalent net interest income, for both periods compared, were principally attributable to decreases in interest expense which were partially offset by decreases in tax-equivalent interest income.

         Total tax-equivalent interest income decreased $256,772 or 4.2% for the third quarter of 2002 compared to the same period of 2001 and decreased $1,530,542 or 8.2% for the first nine months of 2002 compared to the same period of 2001. The decreases in tax-equivalent interest income for the quarters and nine-month periods compared were primarily attributable to the lower interest rate environment, partially offset by higher volumes of interest earning assets.

         Total interest expense decreased $969,523 or 29.3% for the third quarter of 2002 compared to the same period of 2001 and decreased $3,880,882 or 35.9% for the first nine months of 2002 compared to the same period of 2001. The decreases in interest expense were primarily attributable to the lower interest rate environment, partially offset by higher volumes of interest bearing liabilities.

         The net interest margin was 3.77% for the third quarter of 2002 compared to 3.39% for the third quarter of 2001. The net interest margin for the first nine months of 2002 was 3.85% compared to 3.20% for the first nine months of 2001. The increases in the net interest margin for the quarters and nine-month periods compared primarily resulted from continuing efforts to control the Company's cost of funds, which as a result, declined at a faster pace than the Company's yield on interest earning assets.

PROVISION FOR LOAN LOSSES

         The provision for loan losses was $150,000 and $450,000 for the third quarter and first nine months of 2002, respectively, compared to $188,000 and $492,000 for the third quarter and first nine months of 2001, respectively. The provision for loan losses represents management's judgment of the cost associated with credit risk inherent in the loan portfolio. Factors which influence management's determination of the provision for loan losses include, among other things, size and quality of the loan portfolio measured against prevailing economic conditions, regulatory guidelines, a review of individual loans and historical loan loss experience. The decreases in the provision for loan losses for the quarter and nine-month period ending September 30, 2002 compared to the same periods of 2001 were primarily reflective of overall improvement in the quality of the loan portfolio. Activity in the allowance for loan losses and nonperforming loan data are presented under "ASSET QUALITY."

NONINTEREST INCOME

         Total noninterest income was $999,016 for the third quarter of 2002 compared to $925,876 for the third quarter of 2001. Noninterest income totaled $3,036,753 for the first nine months of 2002 compared to $2,783,575 for the same period of 2001. Service charges on deposit accounts increased $32,309 for the third quarter of 2002 compared to the third quarter of 2001 and increased $100,977 for the nine-month periods compared. The increases in service charges on deposit accounts for the periods compared were primarily attributable to the growth in the volume of deposit accounts on which service charges are assessed. Income from mortgage banking services increased $71,991 for the third quarter of 2002 compared to the third quarter of 2001 and increased $123,585 for the nine-month periods compared. The increases in mortgage banking income for the periods compared occurred as a result of a lower rate environment, which improved the level of origination activities. Assuming that interest rates remain at lower levels, Company management anticipates that the level of mortgage loan origination and refinancing activities will remain relatively strong for the remainder of 2002. Income from trust fees decreased $1,466 for the third quarter of 2002 compared to the third quarter of 2001 and increased $33,020 for the nine-month periods compared. The modest decrease in income from trust fees for the quarters compared was primarily the result of a decrease in the market value of trust assets on which certain fees are based. The increase in income from trust fees for the nine-month periods compared was partially attributable to one-time fees charged in connection with the administration of certain estates and new business development. Income from brokerage and insurance services decreased $5,104 for the third quarter of 2002 compared to the third quarter of 2001. The modest decrease in income from brokerage and insurance services for the quarters compared was primarily attributable to uncertainty in the stock market. In January 2001, through an arrangement with Raymond James Financial Services, Inc., member NASD and SIPC, West Pointe expanded its products to include additional investment services. Products available through this arrangement include stocks, bonds, mutual funds, annuities and other non-deposit investment products. While brokerage and insurance services were introduced in January 2001, income from this function was not significant until the second quarter of that year. As a result, income from brokerage and insurance services increased $28,860 for the nine-month periods compared. Credit card income increased $13,295 during the third quarter of 2002 compared to the third quarter of 2001 and increased $38,694 for the nine-month periods compared. The modest increases in credit card income were primarily due to additional merchant related revenues and additional revenues related to West Pointe's "debit" card product. During the third quarter and first nine months of 2002, West Pointe recorded increases in cash surrender value of life insurance of $94,263 and $241,616, respectively, compared to increases of $76,560 and $226,506 recorded during the third quarter and first nine months of 2001, respectively. These cash surrender value increases relate to various bank owned life insurance (BOLI) policies. Certain of these BOLI policies serve as funding mechanisms for West Pointe's director fee deferral program, West Pointe's salary continuation plan which was established in 2000 for the Company's President and Chief Executive Officer and for West Pointe's Community Scholarship Program which was also established in 2000. The remaining policies were purchased to provide additional employee benefits to certain company officers. These BOLI policies provide certain benefits to the Company including, but not limited to, the deferral of income taxes on the increases in their cash surrender values. Net securities gains recorded during the third quarter of 2001 totaled $54,630. No net securities gains or losses were recorded during the third quarter of 2002. Net securities gains recorded during the first nine months 2002 totaled $340,312 compared to net securities gains of $390,469 recorded during the first nine months of 2001. Net securities gains recorded during 2002 resulted from management's decision to reconfigure certain segments of the investment portfolio so as to limit potential interest rate risk that could result from a rising rate environment. These efforts to reconfigure the investment portfolio resulted in the sale of certain U. S. Government agency and mortgage-backed securities with par values totaling approximately $24,124,000, in the available-for-sale portion of the investment portfolio. The majority of the securities gains recorded in 2001 resulted from management's decision and opportunities in the market place to sell certain U. S. Government agency securities with par values totaling $18,485,000, in the available-for-sale portion of the investment portfolio. Considering the rapidly declining interest rate environment evident at that time, the majority of these securities were likely to be called by the issuers in the near future. Other noninterest income includes such items as interchange fees on automated teller machine (ATM) transactions, safe deposit box rental fees, check printing fees and other miscellaneous fees. Other noninterest income decreased $958 for the third quarter of 2002 compared to the third quarter of 2001 and decreased $36,911 for the nine-month periods compared. Modest declines in a number of categories of other noninterest income contributed to these decreases.

NONINTEREST EXPENSE

         Total noninterest expense was $2,858,447 for the third quarter of 2002 compared to $2,508,699 for the third quarter of 2001. For the first nine months of 2002, noninterest expense was $8,166,979 compared to $7,256,979 for the same period of 2001. The increases in noninterest expense were primarily attributable to increases in employee compensation and benefits, the largest component of noninterest expense. Employee compensation and other benefit expenses increased $157,987 for the third quarter of 2002 compared to the third quarter of 2001 and increased $491,680 for the nine-month periods compared. The increases in employee compensation and benefits for the quarters and nine-month periods compared were primarily attributable to normal merit increases and staff additions associated with overall growth in banking operations. Net occupancy expenses decreased $3,991 during the third quarter of 2002 compared to the third quarter of 2001 and decreased $6,844 for the nine-month periods compared. These decreases in net occupancy expenses were primarily attributable to an increase in building rent income. This building rent income was derived from various third party tenants that lease space from West Pointe. Furniture and equipment expenses increased $15,271 during the third quarter of 2002 compared to the third quarter of 2001 and increased $24,138 for the nine-month periods compared. The increases for the periods compared related primarily to furniture and equipment expenses associated with normal growth in operations. Data processing expenses increased $11,473 for the third quarter of 2002 compared to the third quarter of 2001 and increased $43,643 for the nine-month periods compared. The increases in data processing expenses for the periods compared resulted primarily from normal growth in operations. Advertising expenses increased $12,571 for the third quarter of 2002 compared to the third quarter of 2001 and increased $44,535 for the nine-month periods compared. The increases in advertising expenses for the quarters and nine-month periods compared resulted from normal increases associated with the Company's promotional advertising activities. Other noninterest expenses increased $156,437 for the third quarter of 2002 compared to the third quarter of 2001 and increased $312,848 for the nine-month periods compared. Other noninterest expenses includes such items as legal and professional fees, FDIC insurance premiums, mortgage banking expenses, postage costs and certain credit card program expenses. The increases in other noninterest expenses for the periods compared were partially attributable to increased legal and professional fees. Numerous other categories of noninterest expenses also contributed to the increases.

INCOME TAX EXPENSE

         West Pointe recorded income tax expense of $366,500 for the third quarter of 2002 compared to $240,200 for the third quarter of 2001. For the first nine months of 2002, income tax expense was $1,168,000 compared to $595,600 for the same period of 2001. The effective income tax rates were 27.2% and 25.9% for the third quarter of 2002 and 2001, respectively. The effective income tax rates were 28.6% and 23.7% for the first nine months of 2002 and 2001, respectively. The increases in income tax expense and the related effective income tax rates for the 2002 periods compared to the 2001 periods primarily resulted from higher levels of earnings partially offset by the impact of slightly higher levels of tax-exempt interest.

FINANCIAL CONDITION

GENERAL

         Certain components of West Pointe's consolidated balance sheet at September 30, 2002 compared to December 31, 2001 are presented in summary form in Table 2. Total assets increased $40,383,136 to $407,097,129 compared to $366,713,993 at December 31, 2001. This increase primarily resulted from increases in loans and investment securities.

TABLE 2 - Selected Comparative Balance Sheet Items

                                                                                         September 30              December 31
                                                                                             2002                      2001
                                                                                     ------------------         -----------------
Total assets .......................................................                    $407,097,129               $366,713,993
Loans ..............................................................                     213,392,105                200,403,739
Investments ........................................................                     153,630,370                128,728,724
Deposits ...........................................................                     345,836,563                322,100,723
Repurchase agreements ..............................................                      23,476,197                 12,237,129
Other borrowings ...................................................                       1,612,100                  1,487,500
Federal Home Loan Bank advances ....................................                       5,000,000                  5,000,000
Stockholders' equity ...............................................                      27,833,262                 23,387,722

LOANS

         Loans increased 6.5% or $12,988,366 to $213,392,105 at September 30,
2002, from $200,403,739 at year-end 2001. The majority of this increase was derived from growth in the commercial, financial and agricultural, commercial real estate and real estate construction segments of the portfolio. West Pointe also experienced modest growth in the residential real estate and other consumer loan segments of the portfolio.

         Table 3 presents the composition of the loan portfolio by type of borrower and major loan category and the percentage of each to the total portfolio for the periods presented.

          TABLE 3 - Loan Portfolio Composition

                                        September 30                          December 31
                                            2002                                  2001
                               -------------------------------       -------------------------------
Commercial borrowers:              Amount           Percent              Amount           Percent
---------------------          ----------------    -----------       ----------------    -----------
Commercial, financial and
     agricultural............  $    53,353,938          25.0%        $    48,560,141          24.2%
Commercial real estate.......       79,758,884          37.4              75,352,452          37.6
Real estate construction.....       12,439,468           5.8               9,816,970           4.9
                               ----------------    -----------       ----------------    -----------
          Total commercial...      145,552,290          68.2             133,729,563          66.7
                               ----------------    -----------       ----------------    -----------

Consumer borrowers:
-------------------
1-4 family residential
     real estate.............       55,958,214          26.2              54,974,345          27.5
Other consumer loans.........       11,881,601           5.6              11,699,831           5.8
                               ----------------    -----------       ----------------    -----------
          Total consumer.....       67,839,815          31.8              66,674,176          33.3
                               ----------------    -----------       ----------------    -----------

          Total loans........  $   213,392,105         100.0%        $   200,403,739         100.0%
                               ================    ===========       ================    ===========


INVESTMENTS

         Total investments increased to $153,630,370, at September 30, 2002 compared to $128,728,724 at year-end 2001. Effective January 1, 2001, West Pointe adopted Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Additional information concerning the provisions of this pronouncement is reflected later in these discussions under "RECENT ACCOUNTING PRONOUNCEMENTS." Although West Pointe does not have any derivative instruments to record, management reconsidered its ability and intent to hold certain debt securities to maturity and transferred $2,821,121 of mortgage-backed securities to available for sale on January 1, 2001. As a result, as of January 1, 2001, West Pointe's entire investment portfolio was classified as available for sale.

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

         Available-for-sale investment securities are recorded at fair value. Net unrealized gains on available-for-sale investment securities totaled $3,689,271 at September 30, 2002, compared to net unrealized gains of $456,568 at December 31, 2001.

         Table 4 presents the composition of investment securities at their carrying values for the periods presented.

          TABLE 4 - Investment Securities Portfolio Composition

                                                                    September 30             December 31
                                                                        2002                     2001
                                                                ---------------------    ---------------------
Available-for-sale securities:

Obligations of U.S. government corporations and agencies.....    $      11,421,810        $       7,846,306
Mortgage-backed securities...................................           93,862,909               84,023,498
Obligations of states and political subdivisions.............           39,145,951               30,568,170
Equity securities............................................            9,199,700                6,290,750
                                                                ---------------------    ---------------------
     Total available-for-sale................................    $     153,630,370        $     128,728,724
                                                                =====================    =====================

DEPOSITS

         West Pointe's deposit base is its primary source of liquidity and consists of deposits originating within the communities served by its banking locations. Deposits are West Pointe's primary and most reliable funding source for interest earning assets.

         Total deposits increased $23,735,840 to $345,836,563 at September 30, 2002 from year-end 2001. The savings and money market deposit and time deposit components of the deposit portfolio increased $9,615,188 and $15,689,426, respectively, from year-end 2001. Increases in these categories were partially reflective of the poor performance of the stock market, during the first nine months of 2002, which resulted in customer deposits into more stable interest earning investments. Balances in noninterest bearing demand deposits decreased $1,884,080 from year-end 2001. This decrease was primarily attributable to seasonal fluctuations, which generally result in higher balances at year-end. Interest bearing demand deposits remained relatively stable at September 30, 2002 compared to year-end 2001. West Pointe continues to emphasize sales efforts and offers competitive pricing of deposits.

         Table 5 sets forth the composition of deposits and the percentage of each category to total deposits for the periods presented.

          TABLE 5 - Deposit Liability Composition

                                                    September 30                        December 31
                                                        2002                               2001
                                            ------------------------------     ------------------------------
                                                Amount          Percent            Amount          Percent
                                            ---------------    -----------     ---------------    -----------
Noninterest bearing demand deposits....      $  35,658,305          10.3%       $  37,542,385          11.6%
Interest bearing demand deposits.......         28,522,473           8.2           28,207,167           8.8
Savings and money market deposits......        101,167,207          29.3           91,552,019          28.4
Time deposits $100,000 or more.........         60,944,918          17.6           52,471,328          16.3
Time deposits less than $100,000.......        119,543,660          34.6          112,327,824          34.9
                                            ---------------    -----------     ---------------    -----------
     Total deposits....................      $ 345,836,563         100.0%       $ 322,100,723         100.0%
                                            ===============    ===========     ===============    ===========

BORROWINGS

         Total borrowings amounted to $30,088,297 at September 30, 2002, compared to $18,724,629 at year-end 2001. At September 30, 2002 and December 31, 2001, borrowings consisted of securities sold under agreements to repurchase (repurchase agreements), Federal Home Loan Bank advances and a short-term borrowing with an unaffiliated bank.

         Repurchase agreements increased $11,239,068 from year-end 2001. These borrowings serve as an alternative funding source to deposits. The majority of the increase in repurchase agreements was in the form of cash management repurchase agreement accounts. Such accounts involve the daily transfer of excess funds from noninterest bearing deposit accounts into interest bearing cash management repurchase agreement accounts. Cash management repurchase agreement accounts are marketed to commercial and individual deposit customers and are considered to be a stable source of funds. Repurchase agreements, other than cash management repurchase agreements, generally represent an alternative to short-term certificates of deposit.

         At September 30, 2002 and December 31, 2001, the Bank had one $5,000,000 Federal Home Loan Bank advance, which reflected an interest rate of 5.63% and had a scheduled maturity of December 13, 2004. As of December 13, 2000, this advance is callable on a quarterly basis.

         At September 30, 2002, other borrowings consisted of a $1,612,100 borrowing under a line of credit with an unaffiliated bank. This line of credit allows for borrowings, by West Pointe, of up to $5,000,000. The line of credit matures on January 7, 2003, and bears interest at a rate of 50 basis points under the prime lending rate. As of December 31, 2001, the amount of this borrowing totaled $1,487,500. The increase in the amount borrowed as of September 30, 2002 compared to December 31, 2001 primarily resulted from the purchase of 11,500 shares of West Pointe's common stock from an individual stockholder. This increase was partially offset by principal payments totaling $150,000 made during the first nine months of 2002.

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

         At September 30, 2002, nonperforming assets totaled $603,935, or .15% of total assets, compared to nonperforming assets at year-end 2001 of $1,262,125 or .34% of total assets. Nonperforming assets, at September 30, 2002, included $260,000 relating to foreclosed property. During the first nine months of 2002, four parcels of foreclosed property were sold. These foreclosed property dispositions produced modest losses totaling $5,096. Management does not anticipate any significant losses upon disposition of the remaining foreclosed property. As of September 30, 2002, nonperforming loans totaled $343,935, or ..16% of total loans, compared to nonperforming loans at year-end 2001 of $1,105,972, or .55% of total loans. Nonperforming loans in the commercial, financial and agricultural segment of the portfolio consisted of one loan totaling $51,114 and decreased $308,959 from December 31, 2001. Nonperforming loans in the commercial real estate segment of the portfolio decreased $514,004 from December 31, 2001. At September 30, 2002, there were only two nonperforming loans in the commercial real estate segment of the loan portfolio. Nonperforming loans in the residential real estate segment of the portfolio increased $108,160 to $153,160 at September 30, 2002 compared to December 31, 2001. The increase in this category of nonperforming loans was primarily attributable to a loan to one borrower. Nonperforming loans relating to other consumer loans decreased to $8,857 at September 30, 2002 from $56,091 at December 31, 2001. Management is in various stages of workout or liquidation of the remaining nonperforming loans.

         Table 6 sets forth a summary of West Pointe's loan portfolio mix and nonperforming assets.

TABLE 6 - Loan Portfolio Mix and Nonperforming Assets

                                                      September 30, 2002                              December 31, 2001
                                            ----------------------------------------       ----------------------------------------
                                                Loans and                                      Loans and
                                               Foreclosed          Non-performing             Foreclosed          Non-performing
                                                Property               Assets                  Property               Assets
                                            ------------------    ------------------       ------------------    ------------------
Commercial borrowers:
---------------------
Commercial, financial and
     agricultural........................    $     53,353,938      $        51,114          $     48,560,141      $        360,073
Commercial real estate...................          79,758,884              130,804                75,352,452               644,808
Real estate construction.................          12,439,468                 ----                 9,816,970                  ----
                                            ------------------    ------------------       ------------------    ------------------
          Total commercial...............         145,552,290              181,918               133,729,563             1,004,881

Consumer borrowers:
-------------------
1-4 family residential
     real estate.........................          55,958,214              153,160                54,974,345                45,000
Other consumer loans.....................          11,881,601                8,857                11,699,831                56,091
                                            ------------------    ------------------       ------------------    ------------------
          Total consumer.................          67,839,815              162,017                66,674,176               101,091
                                            ------------------    ------------------       ------------------    ------------------
          Total loans....................         213,392,105              343,935               200,403,739             1,105,972
Foreclosed property......................             260,000              260,000                   156,153               156,153
                                            ------------------    ------------------       ------------------    ------------------
          Total..........................    $    213,652,105      $       603,935          $    200,559,892      $      1,262,125
                                            ==================    ==================       ==================    ==================

Nonaccrual loans.........................                          $       329,741                                $       421,662
Accruing loans past due
     90 days or more.....................                                   14,194                                        370,080
Troubled debt restructurings.............                                     ----                                        314,230
                                                                  ------------------                             ------------------
     Total nonperforming loans...........                                  343,935                                      1,105,972
Foreclosed property......................                                  260,000                                        156,153
                                                                  ------------------                             ------------------
     Total nonperforming assets..........                          $       603,935                                $     1,262,125
                                                                  ==================                             ==================

Nonperforming loans to total loans.......                                      .16%                                           .55%
Nonperforming assets to total loans
     and foreclosed property.............                                      .28%                                           .63%
Nonperforming assets to total assets.....                                      .15%                                           .34%

         Net charge-offs for the third quarter of 2002 totaled $131,664 compared to $29,566 for the third quarter of 2001. During the first nine months of 2002, net charge-offs totaled $273,306 compared to $105,527 for the first nine months of 2001. Charge-offs recorded during the third quarter in the commercial, financial and agricultural segment of the portfolio totaled $85,400, the majority of which was associated with one commercial borrower. The charge-off associated with this borrower along with a charge-off associated with one other borrower accounted for the majority of the charge-offs for the first nine months of 2002. Charge-offs recorded during the first nine months of 2001 in the commercial, financial and agricultural segment of the loan portfolio totaled $180,661, the majority of which was associated with three commercial borrowers. Recoveries recorded during the first nine months of 2001 in the commercial, financial and agricultural segment totaled $176,843 and primarily resulted from a loan to one commercial borrower. The aforementioned recovery occurred during the first quarter of 2001. Charge-offs and recoveries recorded during the third quarter and first nine months of 2002 and 2001 in all other segments of the loan portfolio were not significant.

         West Pointe's allowance for loan losses at September 30, 2002, increased to $2,401,046 from $2,156,166 and $2,224,352 at September 30, 2001 and
December 31, 2001, respectively. The increase in the allowance for loan losses was primarily due to overall growth in the loan portfolio. At September 30,

2002, the allowance for loan losses represented 698.11% of nonperforming loans compared to 318.93% at September 30, 2001. The ratio of the allowance for loan losses to total loans was 1.13% at September 30, 2002 compared to 1.07% at September 30, 2001, respectively. Managements believes that the allowance for loan losses at September 30, 2002 was adequate to absorb potential losses inherent in the loan portfolio. However, past loan loss experience as it relates to current portfolio mix, evaluation of potential losses in the portfolio, subsequent changes in economic conditions and other factors may require changes in the levels of the allowance for loan losses.

         Table 7 presents information pertaining to the activity in and an analysis of West Pointe's allowance for loan losses for the periods presented.

TABLE 7 - Allowance For Loan Losses

                                                           Three Months Ended                         Nine Months Ended
                                                              September 30                              September 30
                                                   ------------------------------------      ------------------------------------
                                                        2002                2001                  2002                2001
                                                   ----------------    ----------------      ----------------    ----------------
Balance at beginning of period...................   $    2,382,710      $    1,997,732        $    2,224,352      $    1,769,693
Loans charged off:
     Commercial, financial and agricultural......           85,400               3,631               144,657             180,661
     Real estate:
          Commercial.............................           26,756                ----                60,691                ----
          Residential............................              849              50,898                20,610              51,997
                                                   ----------------    ----------------      ----------------    ----------------
               Total real estate.................           27,605              50,898                81,301              51,997
                                                   ----------------    ----------------      ----------------    ----------------

     Consumer....................................            4,311              18,025                22,623              30,423
     Credit cards................................           14,948               6,638                39,169              33,196
                                                   ----------------    ----------------      ----------------    ----------------
               Total charge-offs.................          132,264              79,192               287,750             296,277
                                                   ----------------    ----------------      ----------------    ----------------

Recoveries of loans previously charged off:
     Commercial, financial and agricultural......             ----              43,792                 2,619             176,843
     Real estate:
          Commercial.............................             ----                ----                 7,722                ----
          Residential............................             ----                ----                   275                ----
                                                   ----------------    ----------------      ----------------    ----------------
               Total real estate.................             ----                ----                 7,997                ----
                                                   ----------------    ----------------      ----------------    ----------------
     Consumer....................................              563               5,815                 3,791              11,144
     Credit cards................................               37                  19                    37               2,763
                                                   ----------------    ----------------      ----------------    ----------------
               Total recoveries..................              600              49,626                14,444             190,750
                                                   ----------------    ----------------      ----------------    ----------------

Net charge-offs..................................          131,664              29,566               273,306             105,527
Provision for loan losses........................          150,000             188,000               450,000             492,000
                                                   ----------------    ----------------      ----------------    ----------------
Balance at end of period.........................   $    2,401,046      $    2,156,166        $    2,401,046      $    2,156,166
                                                   ================    ================      ================    ================

Net charge-offs (annualized) as a
     percent of average total loans..............              .25%                .06%                  .18%                .07%
Allowance for loan losses to total loans.........             1.13%               1.07%                 1.13%               1.07%
Allowance for loan losses to
     nonperforming loans.........................           698.11%             318.93%               698.11%             318.93%

CAPITAL RESOURCES

CAPITAL RESOURCES

         Total stockholders' equity increased $4,445,540 from $23,387,722 at December 31, 2001 to $27,833,262 at September 30, 2002. Net income for the nine-month period ended September 30, 2002 was $2,908,836. Stockholders' equity at September 30, 2002 was also favorably impacted by an increase of $2,004,277 in other comprehensive income. The increase to stockholders' equity resulting from these items was partially offset by a reduction to stockholders' equity resulting from the purchase of 11,500 shares of

West Pointe's common stock from an individual stockholder. The purchase of these shares is reflected as treasury stock in West Pointe's financial statements.

         Financial institutions are required to maintain ratios of capital to assets in accordance with guidelines promulgated by the federal banking regulators. The guidelines are commonly known as "Risk-Based Guidelines" as they define the capital level requirements of a financial institution based upon the level of credit risk associated with holding various categories of assets. The Risk-Based Guidelines require minimum ratios of Tier 1 and Total Capital to risk-weighted assets of 4% and 8%, respectively. At September 30, 2002, West Pointe's Tier 1 and Total capital ratios were 9.98% and 10.91%, respectively. In addition to the Risk-Based Guidelines, the federal banking agencies have established a minimum leverage ratio guideline for financial institutions (the "Leverage Ratio Guideline"). The Leverage Ratio Guideline provides for a minimum ratio of Tier 1 capital to average assets of 4%. West Pointe's leverage ratio at September 30, 2002, was 6.42%. Accordingly, West Pointe has satisfied these regulatory guidelines.

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

ITEM 4. CONTROLS AND PROCEDURES

         An evaluation was performed under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits: See Exhibit Index on page 26 hereof.

         (b) Reports on Form 8-K: No reports on Form 8-K were filed by West Pointe during the third quarter of 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                WEST POINTE BANCORP, INC.
                                          --------------------------------------
                                                      (Registrant)


DATE:  November 13, 2002                  By:/s/ Terry W. Schaefer
------------------------                     ---------------------
                                             Terry W. Schaefer
                                             President and Chief
                                             Executive Officer



DATE:  November 13, 2002                  By:/s/ Bruce A. Bone
------------------------                     -----------------
                                             Bruce A. Bone
                                             Executive Vice President and
                                             Chief Financial Officer

                                 CERTIFICATIONS

Certification of Principal Executive Officer

I, Terry W. Schaefer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of West Pointe Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002                         /s/ Terry W. Schaefer
                                          ---------------------
                                          Terry W. Schaefer
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

                                 CERTIFICATIONS

Certification of Principal Executive Officer

I, Bruce A. Bone, certify that:

1. I have reviewed this quarterly report on Form 10-Q of West Pointe Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002                         /s/ Bruce A. Bone
                                          ------------------
                                          Bruce A. Bone
                                          Executive Vice President and Chief
                                          Financial Officer
                                          (Principal Financial Officer)

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