Form 10-K
period 2002-12-31
WEST POINTE BANCORP INC
filed 2003-03-27
CIK 1040589

                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the Fiscal Year Ended December 31, 2002

                                       OR

| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from           to
                                        ---------    ----------

                         Commission File Number: 030505

                            WEST POINTE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

           Illinois                                        36-4149655
 (State or other jurisdiction                           (I.R.S. Employer
     of incorporation or                             Identification Number)
        organization)

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES |X| NO | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES | | NO |X|

      There is no non-voting common equity. There is no active trading market in the Registrant's common equity. Based on information available to West Pointe regarding sales of the company's common stock, the aggregate market value of the common stock held by nonaffiliates, as of June 30, 2002, was $24,876,814. For this purpose, all shares held by directors, executive officers and shareholders beneficially holding five percent or more of the company's common stock have been treated as held by affiliates.

      As of March 1, 2003 there were 995,835 shares issued, of which 978,085 shares were outstanding, of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2002, are incorporated by reference in Part II.

      Portions of the registrant's proxy statement for its April 9, 2003, annual meeting of shareholders (the "2003 Proxy Statement") are incorporated by reference in Part III.

                                     PART I

ITEM 1. BUSINESS

BUSINESS OF THE HOLDING COMPANY

      West Pointe Bancorp, Inc., referred to in this Registration Statement as "West Pointe", the "Company", "we", or "us", was incorporated in 1997 under the Illinois Business Corporation Act of 1983, as amended. We are registered as a bank holding company under the Illinois Bank Holding Company Act of 1957, as amended, and the federal Bank Holding Company Act of 1956, as amended. We function as the holder of the capital stock of West Pointe Bank And Trust Company (the "Bank"), our wholly owned subsidiary. Subject to constraints under the 1956 Act, the Company may acquire or develop other financially oriented businesses in the future, although it has no present commitments for any such acquisition or development. Under Illinois and federal law, the Company may acquire additional banks or engage in other permitted activities which are closely related to banking; the Company has no present commitments for any such bank acquisitions or for engaging in other banking related activities. Any such acquisitions of banks or organizations engaged in permitted activities could be made for stock, cash or debt obligations of the Company.

      At the present time, except as mentioned below, West Pointe has no material assets, liabilities or operations other than those of the Bank, does not own or lease any property and has no paid employees. We utilize the premises and employees of the Bank. As described in our financial statements, West Pointe has entered into a revolving line of credit with an unaffiliated bank that had a balance of $1,537,100 as of December 31, 2002. See the financial statements at
Item 8 of this report, including notes 9 and 20 therein. The executive offices of West Pointe are located at 5701 West Main Street, Belleville, Illinois 62226.

FORWARD LOOKING STATEMENTS

      This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of West Pointe. These forward-looking statements are based on assumptions and describe future plans, strategies, projections and expectations of West Pointe and are generally identified by the use of the terms "believe", "expect", "intend", "anticipate", "estimate", "project", or similar words. West Pointe's ability to predict results or the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on West Pointe's operations include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in West Pointe's market areas and accounting principles and guidelines. Additionally, the policies of the State of Illinois Office of Banks and Real Estate, Federal Deposit Insurance Corporation, the Financial Accounting Standards Board and the Securities and Exchange Commission could cause actual results to differ from those currently anticipated. All of these uncertainties, as well as others, are present in a banking operation and stockholders are cautioned that management's view of the future on which it prices its products, evaluates collateral, sets loan reserves and estimates costs of operation and regulation may prove to be other than as anticipated. West Pointe assumes no obligation to update any forward-looking statements that are made from time to time.

BANKING PRODUCTS AND SERVICES

      The Bank was established in 1990 under the Illinois Banking Act, and operates in the financial services segment. Since its establishment, it has conducted a general banking business embracing the customary functions of commercial banking, including residential real estate, commercial, industrial and consumer lending, collections, safe deposit operations, and other services tailored to individual customer needs. On April 8, 1997, the Bank became a wholly owned subsidiary of the Company pursuant to the Plan of Reorganization and Exchange dated as of February 12, 1997. At December 31, 2002, the Company had total assets of $411,818,589, total deposits of $350,989,837 and total loans (net of allowance for loan losses of $2,409,446) of $219,171,852. For information relating to our results of operations and other financial data see our Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

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

LENDING ACTIVITIES

      The Bank makes and services both secured and unsecured loans to individuals, firms and corporations. The Bank's loan portfolio is composed of loans in the following categories: commercial, financial and agricultural; commercial real estate; real estate construction; consumer residential real estate; and other consumer loans. The percent of loans for the various areas of business of the Bank as of December 31, 2002, based on principal amount, were 26.9% commercial, 24.1% residential real estate, 43.7% other real estate, 2.7% automobile and 2.6% other consumer loans. As of December 31, 2002, the Bank had approximately 5,580 loans outstanding in the aggregate amount of $221,581,298.

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

      As of December 31, 2002, and effective January 31, 2003, the statutory legal lending limit amount for the Bank to loan to one customer was $7,457,900.

DEPOSIT ACTIVITIES

      The Bank offers similar types of deposit accounts to those offered by other financial institutions. The categories of deposit accounts within the Bank's portfolio include non-interest bearing demand deposits, interest bearing demand deposits, savings and money market deposits, time deposits of $100,000 and more, and time deposits of less than $100,000. On December 31, 2002, the Bank had approximately 26,630 deposit accounts representing $350,989,837 in deposits.

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

INVESTMENTS

      The Bank invests a portion of its assets in U.S Treasury and U.S. agencies, mortgage-backed securities, state, county and municipal obligations and equity securities. The Bank's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at yields and risks relative to yields and risks of the loan portfolio, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. The Bank does not engage in hedging activities.

      The Bank classifies investment securities as available for sale or held to maturity. Available-for-sale investment securities are held with the option of their disposal in the foreseeable future to meet investment objectives or for other operational needs. Held-to-maturity investment securities generally provide a relatively stable source of income. As of December 31, 2002, the Bank had no investment securities classified as held to maturity.

      Available-for-sale investment securities are recorded at fair value. As of December 31, 2002, all of the investment securities held in the Bank's investment portfolio are classified as available for sale. At December 31, 2002, the Bank's available-for-sale portion of the investment securities portfolio reflected a fair value of $146,751,455 and an amortized cost of $143,220,825. The U.S. agencies portion of the available-for-sale portfolio is comprised primarily of securities issued by the Federal Home Loan Bank. Available-for-sale mortgage-backed securities is comprised of securities issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Government National Mortgage Association. Over 75% of the obligations of states and political subdivisions portion of the available-for-sale portfolio is rated by either Moody's Rating Service or Standard and Poor's Rating Service as "AAA". Holdings of Federal Home Loan Bank stock comprise the equity securities portion of the available-for-sale portfolio.

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

      As of December 31, 2002 and based on the guidelines set out above, the Company's calculations showed that the Company and the Bank were classified as "well capitalized" under the above guidelines. It is the practice of the Company to comply with all applicable capitalization requirements.

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

Federal Deposit Insurance

      Under the FDICIA, the Bank, as an FDIC-insured institution, is required to pay deposit insurance premiums based on the risk it poses to the insurance fund. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve certain designated reserve ratios in the insurance funds and to impose special additional assessments. The assessment rate schedule for premium assessment provides for an assessment range of 0% to 0.27% of deposits, depending on capital and supervisory factors. Each depository institution is assigned to one of three capital groups: "well capitalized," "adequately capitalized" or "under capitalized." Within each capital group, institutions are assigned to one of three supervisory subgroups: "Subgroup A," "Subgroup B" or "Subgroup C". Accordingly, there are nine combinations of capital groups and supervisory subgroups to which varying assessment rates would be applicable. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Deposit insurance may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance. During 2002, the Bank was assessed deposit insurance in the aggregate amount of $55,553.

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

      In addition to its regulatory powers, the Federal Reserve impacts the conditions under which the Company operates by its influence over the national supply of bank credit. The Federal Reserve Board employs open market operations in U.S. Government securities, changes in the discount rate on bank borrowings, and changes in reserve requirements on bank deposits in implementing its monetary policy objectives. These instruments are used in varying combinations to influence the overall level of bank loans, investments and deposits, the interest rates charged on loans and paid for deposits, the price of the dollar in foreign exchange markets and the level of inflation. The effects of the foregoing on the economic condition of the Company may be significant and cannot be predicted with certainty.

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

EMPLOYEES

      As of December 31, 2002, the Bank employed 117 full-time employees and 23 part-time employees. The Company does not have any employees and uses the employees retained by the Bank. No collective bargaining unit represents the employees. The Company and the Bank consider relations with their employees to be good.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

      During the fourth quarter of 2002, the Company did not submit any matters to the vote of security holders through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

    Information regarding executive officers is contained in Item 10 of Part III of this report and is hereby incorporated by reference.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      The section of our Annual Report to the Shareholders for the fiscal year ended December 31, 2002, entitled "Common Stock and Related Matters" is hereby incorporated by reference. No other sections of the Annual Report are incorporated herein by this reference.

      For information regarding securities issued under our equity compensation plans, see "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Information."

Recent Sale of Unregistered Securities

      We did not sell any unregistered equity securities during 2002.

ITEM 6. SELECTED FINANCIAL DATA

      The section of our Annual Report to the Shareholders for the fiscal year ended December 31, 2002, entitled "Selected Consolidated Financial Information" is hereby incorporated by reference. No other sections of such Annual Report are incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The sections of the Annual Report to the Shareholders for the fiscal year ended December 31, 2002, entitled "Management's Discussion and Analysis of Financial Condition and Results of

Operations" is hereby incorporated by reference. No other sections of such Annual Report are incorporated herein by this reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The sections of our Annual Report to the Shareholders for the fiscal year ended December 31, 2002 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources and Asset/Liability Management" is hereby incorporated by reference. No other sections of such Annual Report are incorporated herein by this reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The sections of the Annual Report to the Shareholders for the fiscal year ended December 31, 2002, entitled "Quarterly Financial Information (unaudited)," "Independent Auditors' Report," "West Pointe Bancorp, Inc. and Subsidiary Consolidated Balance Sheets," "West Pointe Bancorp, Inc. and Subsidiary Consolidated Statements of Income," "West Pointe Bancorp, Inc. and Subsidiary Consolidated Statements of Comprehensive Income," "West Pointe Bancorp, Inc. and Subsidiary Consolidated Statements of Stockholders' Equity," "West Pointe Bancorp, Inc. and Subsidiary Consolidated Statements of Cash Flows," and "West Pointe Bancorp, Inc. and Subsidiary Notes to Consolidated Financial Statements" are hereby incorporated by reference. No other sections of such Annual Report are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding directors and executive officers appearing under "Election of Directors" on pages 2-4, the second paragraph of the section entitled "Compensation of Directors" on page 7, and "Certain Other Information Regarding Management--Section 16(a) Beneficial Ownership Reporting Compliance" on pages 16 and 17, of our Notice of Annual Meeting of Shareholders and Proxy Statement (the "2003 Proxy Statement") dated March 14, 2003, is hereby incorporated by reference. No other sections of the 2003 Proxy Statement are incorporated herein by this reference. The following information with respect to the executive officers of the Company on February 14, 2003 is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K.

      Bruce A. Bone, 48, has served as Chief Financial Officer of the Company since 1999 and Executive Vice President and Chief Financial Officer since January 2001. Prior to joining the Company in 1999, Mr. Bone served as Senior Vice President for Magna Group, Inc., subsequently acquired by Union Planters Corporation, from 1994 until 1999. Mr. Bone served in other capacities for Magna Group, Inc. since 1977.

      Robert G. Cady, 55, has served as Senior Vice President and Trust Officer of the Bank since 1994.

      James W. Kuehn, 45, has served as Senior Vice President and Senior Lending Officer of the Company since 1994.

      Albert A. Miller, 63, has served as the Senior Vice President of Operations of the Bank since 1998. Prior to joining the Company, Mr. Miller was employed by Boatman's National Bank since 1983.

      Quinten E. Spivey, 61, has served as the Senior Vice President and Trust Officer of the Bank since October 2000. Prior to joining the Company, Mr. Spivey was employed by Magna Group, Inc., subsequently acquired by Union Planters Corporation, from 1982 until September 2000.

ITEM 11. EXECUTIVE COMPENSATION

      The sections of the 2003 Proxy Statement, entitled "Compensation of Directors" and "Executive Compensation" (excluding the sections within "Executive Compensation" of the 2003 Proxy Statement entitled "Report of the Compensation Committee on Executive Compensation" and the "Report of the Audit Committee") are hereby incorporated by reference. No other sections of the 2003 Proxy Statement are incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The section of the 2003 Proxy Statement, entitled "Stock Ownership of Management and Certain Beneficial Owners," is hereby incorporated by reference. No other sections of the 2003 Proxy Statement are incorporated herein by this reference.

                           Equity Compensation Plan Information

      The following table sets forth aggregate information regarding the West Pointe Bancorp, Inc. 1998 Stock Option Plan, the Company's only equity compensation plan, as of December 31, 2002:

                                                                  Number of securities
                           Number of                              remaining available
                        securities to be                          for future issuance
                          issued upon      Weighted-average           under equity
                          exercise of       exercise price         compensation plans
                          outstanding       of outstanding       (excluding securities
                       options, warrants   options, warrants          reflected in
Plan Category              and rights         and rights              column (a))
--------------         -----------------   -----------------     ---------------------
                              (a)                 (b)                    (c)
Equity compensation
plans approved by
security holders            135,000             $25.70                 115,000

Equity compensation
plans not approved
by security
holders                          --                 --                      --

Total                       135,000             $25.70                 115,000

      Information regarding the West Pointe Bancorp, Inc. 1998 Stock Option Plan set forth in Notes 1-3 under "Executive Compensation--Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" in our 2003 Proxy Statement and in the section of our Annual Report to the Shareholders for the fiscal year ended December 31, 2002 entitled "West Pointe Bancorp, Inc. and Subsidiary Notes to Consolidated Financial Statements--Note 13. Stock Option Plan" is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The section of the 2003 Proxy Statement, entitled "Transactions and Relationships; Indebtedness of Management" of the section "Certain Other Information Regarding Management" is hereby incorporated by reference. No other sections of the 2003 Proxy Statement are incorporated herein by this reference.

ITEM 14. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

      Within 90 days prior to the filing of this annual report, the Company's principal executive officer and principal financial officer carried out an evaluation, with the participation of the Company's other management, of the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-14(c) and Rule 15d-14(c) of the Securities Exchange Act of 1934. Based upon this evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective in timely informing them of material information relating to the Company required to be disclosed in its reports under the Securities Exchange Act of 1934.

Changes in Internal Controls

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

      The following information appearing in the Company's Annual Report to Shareholders for the Fiscal Year Ended December 31, 2002 is hereby incorporated by reference as Exhibit 13.1 to this Annual Report on Form 10-K. No other sections of such Annual Report are incorporated herein by this reference.

                                                                      Annual Report Page
                                                                      ------------------
Independent Auditors' Report                                                  30

West Pointe Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets as of December 31, 2002 and 2001                  31

West Pointe Bancorp, Inc. and Subsidiary
Consolidated Statements of Income for the years ended
December 31, 2002, 2001 and 2000                                              32

West Pointe Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income for the
years ended December 31, 2002, 2001 and 2000                                  33

West Pointe Bancorp, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity for the
years ended December 31, 2002, 2001 and 2000                                  34

West Pointe Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows for the
years ended December 31, 2002, 2001 and 2000                                  35

Notes to Consolidated Financial Statements                                 36-52

(a)(2) No additional Financial Statement Schedules are filed as part of this report pursuant to Item 8 and Item 15(d).

(a)(3) See Exhibit Index beginning at page 28 of this report.

(b) Reports on Form 8-K.

      No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c) The registrant hereby files herewith or incorporates herein by reference (except to the extent otherwise indicated in this report) the exhibits identified on the Exhibit Index beginning on page 28 of this report.

                                        SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           West Pointe Bancorp, Inc.

March 26, 2003       By    /s/ Terry W. Schaefer
                       ----------------------------------
                           Terry W. Schaefer
                           President, Chief Executive Officer,
                           and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 26, 2003       By    /s/ Harry E. Cruncleton
                       ----------------------------------
                            Harry E. Cruncleton
                            Chairman of the Board and Director

March 26, 2003       By    /s/ Terry W. Schaefer
                       ----------------------------------
                           Terry W. Schaefer
                           President, Chief Executive Officer, and Director

March 26, 2003       By    /s/ Bruce A. Bone
                       ----------------------------------
                           Bruce A. Bone
                           Executive Vice President and Chief Financial Officer
                           (Principal Accounting Officer and Principal Financial
                           Officer)

March 26, 2003       By    /s/William C. Allison
                       ----------------------------------
                           William C. Allison
                            Director

March 26, 2003       By    /s/David G. Embry
                       ----------------------------------
                           David G. Embry
                           Director

March 26, 2003       By    /s/Jack B. Haydon
                       ----------------------------------
                           Jack B. Haydon
                           Director

March 26, 2003       By    /s/Charles G. Kurrus, III
                       ----------------------------------
                           Charles G. Kurrus, III
                           Director

March 26, 2003       By    /s/Edward J. Szewczyk
                       ----------------------------------
                           Edward J. Szewczyk
                           Director

March 26, 2003       By    /s/Wayne W. Weeke
                       ----------------------------------
                           Wayne W. Weeke
                            Director

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002:

I, Terry W. Schaefer, President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of West Pointe Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003
                                                      /s/Terry W. Schaefer
                                                      --------------------------
                                                      Terry W. Schaefer
                                                      President and
                                                      Chief Executive Officer

I, Bruce A. Bone, Executive Vice President and Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of West Pointe Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003
                                        /s/Bruce A. Bone
                                        ---------------------------------------
                                        Bruce A. Bone
                                        Executive Vice President and
                                        Chief Financial Officer

                                  EXHIBIT INDEX

Regulation S-K
Exhibit Number       Document
--------------       --------
3.1                  Articles of Incorporation (1)
3.2                  Bylaws of West Pointe Bancorp, Inc. (1)
10.1                 West Pointe Bancorp, Inc. 1998 Stock Option Plan (1)
10.2                 Split Dollar Agreement (1)
10.3                 Employment Agreement with Harry E. Cruncleton* (1)
10.4                 Deferred Directors' Fee Program (1)
10.5                 Salary Continuation Agreement with Terry W. Schaefer(2)*
10.6                 Split Dollar Insurance Agreement with Terry W. Schaefer(2)*
10.7                 Salary Continuation Agreement with Glennon A. Albers*
10.8                 Salary Continuation Agreement with Bruce A. Bone*
10.9                 Salary Continuation Agreement with Robert G. Cady*
10.10                Salary Continuation Agreement with Bonnie M. Hettenhausen*
10.11                Salary Continuation Agreement with Dale A. Hoepfinger*
10.12                Salary Continuation Agreement with William M. Metzger*
10.13                Salary Continuation Agreement with Albert A. Miller*
13.1                 Annual Report to Shareholders for Fiscal Year ended December 31, 2002
21.1                 Subsidiary of the Registrant (1)
23.1                 Consent of Independent Auditors
99.1                 Certification of Financial Reports
99.2                 Certification of Financial Reports

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