Form 10-Q
period 2003-03-31
WEST POINTE BANCORP INC
filed 2003-05-14
CIK 1040589

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period_______________to____________

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

                            West Pointe Bancorp, Inc.
                              5701 West Main Street
                           Belleville, Illinois 62226
                     --------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (618) 234-5700

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]            No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ]            No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                                    Outstanding at May 12, 2003
-------------------------                          ---------------------------
Common stock $1 par value                                  981,421

                                TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
                           Consolidated Balance Sheets                                               3
                           Consolidated Statements of Income                                         4
                           Consolidated Statements of Comprehensive Income                           5
                           Consolidated Statements of Cash Flows                                     6
                           Notes to Consolidated Financial Statements                                7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                      9

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                                                 18

         ITEM 4.  CONTROLS AND PROCEDURES                                                           18

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                                                 19

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                         19

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                   19

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS                                                                           19

         ITEM 5.  OTHER INFORMATION                                                                 19

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                  20

SIGNATURE PAGE                                                                                      21

CERTIFICATIONS                                                                                      22

EXHIBIT INDEX                                                                                       24

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WEST POINTE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                           (UNAUDITED)
                                                                                             MARCH 31               DECEMBER 31
                                                                                               2003                     2002
                                                                                          --------------           --------------
Assets
     Cash and due from banks                                                              $   10,424,206           $   10,660,773
     Interest bearing due from banks                                                           4,357,682               11,813,253
                                                                                          --------------           --------------
         Cash and cash equivalents                                                            14,781,888               22,474,026
     Investment securities:
          Available-for-sale, at fair value (cost of $152,584,676 and
               $143,220,825 at March 31, 2003 and December 31, 2002, respectively)           155,130,625              146,751,455
     Loans                                                                                   224,240,917              221,581,298
          Allowance for loan losses                                                           (2,795,887)              (2,409,446)
                                                                                          --------------           --------------
               Net Loans                                                                     221,445,030              219,171,852
     Accrued interest receivable                                                               1,988,431                2,086,560
     Real estate acquired by foreclosure                                                         468,212                  365,000
     Bank premises and equipment                                                              11,868,476               11,712,031
     Income taxes receivable                                                                     624,313                  961,133
     Other assets                                                                              8,519,458                8,296,532
                                                                                          --------------           --------------
               Total Assets                                                               $  414,826,433           $  411,818,589
                                                                                          ==============           ==============

Liabilities
     Deposits:
          Noninterest bearing                                                             $   37,188,305           $   40,604,261
          Interest bearing                                                                   318,834,597              310,385,576
                                                                                          --------------           --------------
               Total Deposits                                                                356,022,902              350,989,837
     Securities sold under agreements to repurchase                                           19,821,404               21,692,278
     Other borrowings                                                                          1,462,100                1,537,100
     Federal Home Loan Bank advances                                                           5,000,000                5,000,000
     Accrued interest payable                                                                    775,724                  874,845
     Deferred tax liability, net                                                               1,136,520                1,568,717
     Other liabilities                                                                         1,790,777                1,616,109
                                                                                          --------------           --------------
               Total Liabilities                                                             386,009,427              383,278,886

Stockholders' Equity
     Preferred stock, $1 par value - 50,000 shares authorized;
          none issued or outstanding at March 31, 2003 or December 31, 2002                         ----                     ----
     Common stock, $1 par value - 10,000,000 shares authorized; 999,171 and 995,835
          shares issued at March 31, 2003 and December 31, 2002, respectively                    999,171                  995,835
     Surplus                                                                                  13,122,820               13,005,154
     Retained earnings                                                                        13,765,102               12,998,298
     Treasury stock, 17,750 shares, at cost                                                     (648,575)                (648,575)
     Accumulated other comprehensive income                                                    1,578,488                2,188,991
                                                                                          --------------           --------------
               Total Stockholders' Equity                                                     28,817,006               28,539,703
                                                                                          --------------           --------------
               Total Liabilities and Stockholders' Equity                                 $  414,826,433           $  411,818,589
                                                                                          ==============           ==============

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31
                                                                                          ------------------------
                                                                                             2003          2002
                                                                                          ----------    ----------
Interest and Fee Income:
     Loans
         Taxable                                                                          $3,781,207    $3,767,080
         Non-taxable                                                                          50,557        19,341
     Investments
         Taxable                                                                           1,016,849     1,102,443
         Non-taxable                                                                         394,252       368,282
     Federal funds sold                                                                         ----            98
     Deposits with banks                                                                      34,024        46,669
                                                                                          ----------    ----------
          Total Interest and Fee Income                                                    5,276,889     5,303,913
Interest Expense:
     Deposits                                                                              1,797,423     2,123,166
     Securities sold under agreements to repurchase                                           91,941        65,915
     Other borrowings                                                                         13,770        17,184
     Federal Home Loan Bank advances                                                          70,375        70,375
                                                                                          ----------    ----------
          Total Interest Expense                                                           1,973,509     2,276,640
                                                                                          ----------    ----------
               Net Interest Income                                                         3,303,380     3,027,273
Provision for Loan Losses                                                                    495,000       150,000
                                                                                          ----------    ----------
               Net Interest Income After
               Provision For Loan Losses                                                   2,808,380     2,877,273
Noninterest Income:
     Service charges on deposits                                                             338,065       318,835
     Mortgage banking                                                                        273,352        75,482
     Trust fees                                                                              177,033       169,227
     Brokerage income                                                                         72,883        43,749
     Credit card income                                                                       94,000        84,841
     Increase in cash surrender value of life insurance                                      124,537        68,407
     Gain on sale of investment securities, net                                              333,331       239,344
     Other                                                                                    58,440        78,430
                                                                                          ----------    ----------
          Total Noninterest Income                                                         1,471,641     1,078,315
Noninterest Expense:
     Employee compensation and other benefits                                              1,627,624     1,364,813
     Occupancy, net                                                                          186,798       176,941
     Furniture and equipment                                                                 160,453       136,908
     Legal and professional fees                                                             271,128       135,485
     Data processing                                                                         118,829       113,813
     Advertising                                                                              86,171        87,158
     Other                                                                                   665,855       596,466
                                                                                          ----------    ----------
          Total Noninterest Expense                                                        3,116,858     2,611,584
                                                                                          ----------    ----------
Income Before Income Taxes                                                                 1,163,163     1,344,004
Income Tax Expense                                                                           278,800       413,000
                                                                                          ----------    ----------

Net Income                                                                                $  884,363    $  931,004
                                                                                          ==========    ==========
Average Shares Outstanding:
     Basic                                                                                   978,608       972,318
     Diluted                                                                               1,003,937       988,104
Per Share Data:
     Net income:
          Basic                                                                           $      .90    $      .96
          Diluted                                                                         $      .88    $      .94

     Dividends declared                                                                   $      .12    $      .10

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31
                                                                                ----------------------
                                                                                  2003          2002
                                                                                ---------    ---------
Net Income                                                                      $ 884,363    $ 931,004
                                                                                ---------    ---------
Other Comprehensive Loss, Net Of Tax
   Unrealized holding losses on securities available
      for sale (net of income tax benefits of
      $247,513 and $126,504 for 2003 and 2002,
      respectively)                                                              (403,838)    (214,429)
   Less adjustment for realized gains included in net
      income (net of income taxes of $126,666 and $95,871,
      for 2003 and 2002, respectively)                                            206,665      148,393
                                                                                ---------    ---------
Other Comprehensive Loss                                                         (610,503)    (362,822)
                                                                                ---------    ---------
Comprehensive Income                                                            $ 273,860    $ 568,182
                                                                                =========    =========

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31
                                                                                 ----------------------------
                                                                                     2003           2002
                                                                                 ------------    ------------
Operating Activities
     Net income                                                                  $    884,363    $    931,004
     Adjustments to reconcile net income to net cash provided
          by operating activities:
                    Depreciation and amortization                                     173,645         158,210
                    Net amortization on investment securities                         355,456         177,602
                    Gain on sale of investment securities, net                       (333,331)       (239,344)
                    Gain on sale of loans                                            (253,487)        (67,566)
                    Deferred income tax                                               (58,019)         29,456
                    Federal Home Loan Bank stock dividends                           (258,000)        (86,400)
                    Provision for loan losses                                         495,000         150,000
               Changes in:
                    Accrued interest receivable                                        98,129         (47,810)
                    Accrued interest payable                                          (99,121)       (231,440)
                    Mortgage loans held for sale                                    1,674,538         856,222
                    Other assets and other liabilities                                413,099         374,744
                                                                                 ------------    ------------
Net Cash Provided By Operating Activities                                           3,092,272       2,004,678

Investing Activities
     Proceeds from sales of investment securities available for sale                4,624,201      20,902,536
     Proceeds from maturities of investment securities available for sale          25,604,648       9,010,323
     Purchases of investment securities available for sale                        (39,356,825)    (28,097,784)
     Net increase in loans                                                         (4,292,441)     (2,348,312)
     Increase in cash surrender value of life insurance policies                     (124,537)        (68,407)
     Sales of real estate acquired by foreclosure                                        ----          21,500
     Purchases of bank premises and equipment                                        (330,090)        (92,129)
                                                                                 ------------    ------------
Net Cash Used in Investing Activities                                             (13,875,044)       (672,273)

Financing Activities
     Net decrease in noninterest bearing deposits                                  (3,415,956)     (3,606,944)
     Net increase in interest bearing deposits                                      8,449,021       3,812,282
     Net increase (decrease) in securities sold under agreements to repurchase     (1,870,874)      1,494,514
     Increase (decrease) in other borrowings                                          (75,000)        274,600
     Proceeds from issuance of common stock                                           121,002          49,762
     Purchase of treasury stock                                                          ----        (311,075)
     Dividends paid                                                                  (117,559)        (97,185)
                                                                                 ------------    ------------
Net Cash Provided By Financing Activities                                           3,090,634       1,615,954
                                                                                 ------------    ------------
Net Increase (Decrease) in Cash and Cash Equivalents                               (7,692,138)      2,948,359
Cash and cash equivalents - Beginning of year                                      22,474,026      20,281,637
                                                                                 ------------    ------------
Cash and cash equivalents - End of Period                                        $ 14,781,888    $ 23,229,996
                                                                                 ============    ============

Supplemental Disclosure of Cash Flow Information
     Interest paid                                                               $  2,072,630    $  2,508,080
     Income taxes paid                                                                   ----         166,521
     Real estate acquired in settlement of loans                                      103,212            ----

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--PRINCIPLES OF ACCOUNTING

         The consolidated financial statements of West Pointe Bancorp, Inc. ("West Pointe") or ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for the banking industry and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual reporting. Reference is hereby made to the notes to consolidated financial statements contained in West Pointe's annual report on Form 10-K for the year ended December 31, 2002. The foregoing consolidated financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been made. All such adjustments are of a normal recurring nature. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet of the Company as of December 31, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date.

         The consolidated financial statements include the accounts of the Company and it's wholly owned subsidiary West Pointe Bank And Trust Company (the "Bank"), an Illinois chartered commercial bank. All material intercompany transactions and balances are eliminated. West Pointe is a bank holding company that engages in its business through its sole subsidiary.

         In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

         Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of real estate acquired by foreclosure, management obtains independent appraisals for significant properties.

         Certain 2002 amounts have been reclassified where appropriate to conform to the consolidated financial statement presentation used in 2003.

         The Company has a stock-based employee compensation plan, which is described more fully in West Pointe's annual report on Form 10-K for the year ended December 31, 2002. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                  ----------------------------------
                                                        2003                2002
                                                  ---------------      --------------
Net income, as reported                           $       884,363      $      931,004
Less:  Total stock-based employee
compensation cost determined under the fair
value based method, net of income taxes                   (52,375)            (43,588)
                                                  ---------------      --------------
   Pro forma net income                           $       831,988      $      887,416
                                                  ===============      ==============
Earnings per share:
   Basic - as reported                            $           .90      $          .96
   Basic - pro forma                                          .85                 .91
   Diluted - as reported                                      .88                 .94
   Diluted - pro forma                                        .83                 .90

NOTE B--NET INCOME PER SHARE

         The calculation of net income per share is summarized as follows:

                                                       THREE MONTHS ENDED
                                                            MARCH 31
                                                  -------------------------
                                                     2003            2002
                                                  ----------       --------
Basic
     Net Income                                   $  884,363       $931,004
                                                  ==========       ========

     Average common shares outstanding               978,608        972,318
                                                  ==========       ========

     Net income per common share - basic          $      .90       $    .96
                                                  ==========       ========

Diluted
     Net Income                                   $  884,363       $931,004
                                                  ==========       ========

     Average common shares outstanding               978,608        972,318

     Dilutive potential due to stock options          25,329         15,786
                                                  ----------       --------

     Average common shares outstanding             1,003,937        988,104
                                                  ==========       ========

     Net income per common share - diluted        $      .88       $    .94
                                                  ==========       ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         The following discussion describes West Pointe's results of operations during the three-month periods ended March 31, 2003 and 2002, and its financial condition, asset quality, and capital resources as of March 31, 2003 and December 31, 2002. This discussion should be read in conjunction with West Pointe's unaudited consolidated financial statements and notes thereto. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

FORWARD-LOOKING STATEMENTS

         This filing and future filings made by West Pointe with the Securities and Exchange Commission, as well as other filings, reports and press releases made or issued by West Pointe, and oral statements made by executive officers or directors of West Pointe may include forward-looking statements. These forward-looking statements are not based on historical information, but rather are based on assumptions and describe future plans, strategies, projections and expectations of West Pointe and are generally identified by use of terms "believe", "expect", "intend", "anticipate", "estimate", "project", or similar words. West Pointe's ability to predict results or the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on West Pointe's operations include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U. S. Government, including policies of the
U. S. Treasury and the Board of Governors of the Federal Reserve System, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in West Pointe's market areas and accounting principles and guidelines. Additionally, the policies of the Federal Deposit Insurance Corporation (FDIC), the State of Illinois Office of Banks and Real Estate, the Financial Accounting Standards Board (FASB) and the Securities and Exchange Commission could cause actual results to differ from those currently anticipated. All of these uncertainties, as well as others, are present in a banking operation and stockholders are cautioned that management's view of the future on which it prices its products, evaluates collateral, sets loan reserves and estimates costs of operations and regulation may prove to be other than anticipated. West Pointe assumes no obligation to update any forward-looking statements that are made from time to time.

OVERVIEW

         Net income for the first quarter of 2003 was $884,363 or $.88 per diluted common share compared to net income of $931,004 or $.94 per diluted common share for the first quarter of 2002. Return on average assets for the first quarter of 2003 was .87% compared to 1.05% for the first quarter of 2002. Return on average equity for the first quarter of 2003 was 12.39% compared to 15.75% for the first quarter of 2002.

         The decrease in net income, for the quarters compared, was primarily attributable to increases in noninterest expense and the provision for loan losses partially offset by increases in net interest income and noninterest income and a reduction in income tax expense.

         Total assets at March 31, 2003 increased to $414,826,433 from $411,818,589 at December 31, 2002 primarily from increases in investment securities and loans partially offset by a reduced level of interest bearing due from bank balances. The increase in total assets was primarily funded by an increase in deposits.

RESULTS OF OPERATIONS

         Table 1 summarizes West Pointe's statement of income and the change in each category for the periods presented.

TABLE 1 - Comparative Statements of Income

                                                                 Three Months Ended
                                                                      March 31                  Change
                                                              -----------------------   ---------------------
                                                                 2003         2002        Amount      Percent
                                                              ----------   ----------   ----------    -------
Total interest income
    (fully tax-equivalent)                                    $5,469,272   $5,450,244   $   19,028         .3%
Total interest expense                                         1,973,509    2,276,640     (303,131)     (13.3)
                                                              ----------   ----------   ----------
       Net interest income                                     3,495,763    3,173,604      322,159       10.2
Provision for loan losses                                        495,000      150,000      345,000      230.0
Noninterest income:
     Service charges on deposits                                 338,065      318,835       19,230        6.0
     Mortgage banking                                            273,352       75,482      197,870      262.1
     Trust fees                                                  177,033      169,227        7,806        4.6
     Brokerage income                                             72,883       43,749       29,134       66.6
     Credit card income                                           94,000       84,841        9,159       10.8
     Increase in cash surrender value of life insurance          124,537       68,407       56,130       82.1
     Investment securities gains                                 333,331      239,344       93,987       39.3
     Other                                                        58,440       78,430      (19,990)     (25.5)
                                                              ----------   ----------   ----------
       Total                                                   1,471,641    1,078,315      393,326       36.5
                                                              ----------   ----------   ----------
Noninterest expense:
     Employee compensation and other benefits                  1,627,624    1,364,813      262,811       19.3
     Occupancy, net                                              186,798      176,941        9,857        5.6
     Furniture and equipment                                     160,453      136,908       23,545       17.2
     Legal and professional fees                                 271,128      135,485      135,643      100.1
     Data processing                                             118,829      113,813        5,016        4.4
     Advertising                                                  86,171       87,158         (987)      (1.1)
     Other                                                       665,855      596,466       69,389       11.6
                                                              ----------   ----------   ----------
       Total                                                   3,116,858    2,611,584      505,274       19.3
                                                              ----------   ----------   ----------
Income before income taxes                                     1,355,546    1,490,335     (134,789)      (9.0)
Less: tax-equivalent adjustment                                  192,383      146,331       46,052       31.5
Income tax expense                                               278,800      413,000     (134,200)     (32.5)
                                                              ----------   ----------   ----------
Net income                                                    $  884,363   $  931,004   $  (46,641)      (5.0)%
                                                              ==========   ==========   ==========

NET INTEREST INCOME

         Tax-equivalent net interest income increased $322,159 or 10.2% for the first quarter of 2003 compared to the first quarter of 2002. The increase in tax-equivalent net interest income for the first quarter of 2003 compared to the first quarter of 2002 was attributable to a decrease in interest expense as well as a slight increase in tax-equivalent interest income.

         Total tax-equivalent interest income increased $19,028 or .3% for the first quarter of 2003 compared to the first quarter of 2002. The increase in tax-equivalent interest income for the quarters compared was primarily attributable to higher volumes of interest bearing assets, partially offset by the lower interest rate environment. Average interest earning assets increased 14.2% to $380,726,779 in 2003 from $333,491,687 in 2002. The increase in average interest earning assets was primarily due to a lower interest rate environment that resulted in an increase in loan demand. The average rate earned on interest earning assets decreased 12.1% to 5.80% in 2003 from 6.60% in 2002. The decrease in the average rate earned was due to a lower interest rate environment.

         Total interest expense decreased $303,131 or 13.3% for the first quarter of 2003 compared to the first quarter of 2002. The decrease in interest expense was primarily attributable to the lower interest rate environment, partially offset by a higher volume of interest bearing liabilities. Average interest bearing liabilities increased 14.9% to $345,940,221 in 2003 compared to $300,956,454 in 2002. The increase in average interest bearing liabilities was primarily due to customers exiting the stock market in favor of more stable, liquid financial institution deposits which are offered by the Bank at competitive rates. The average rate paid on interest bearing liabilities decreased 24.8% to 2.31% in 2003 from 3.07% in 2002. The decrease in the average rate paid was due to a lower interest rate environment.

         The net interest margin was 3.70% for the first quarter of 2003 compared to 3.86% for the first quarter of 2002. The decrease in the net interest margin for the periods compared primarily resulted from the Company's yield on interest earning assets declining at a faster pace than the Company's cost of funds.

PROVISION FOR LOAN LOSSES

         The Company recorded a provision for loan losses of $495,000 during the first quarter of 2003 compared to $150,000 recorded during the first quarter of 2002. The provision for loan losses represents management's judgment of the cost associated with credit risk inherent in the loan portfolio. Factors which influence management's determination of the provision for loan losses include, among other things, size and quality of the loan portfolio measured against prevailing economic conditions, regulatory guidelines, a review of individual loans and historical loan loss experience. The increase in the provision for loan losses for the first quarter of 2003 compared to the first quarter of 2002 was attributable to an increase in the volume of loans as well as an increase in non-performing loans. Activity in the allowance for loan losses and nonperforming loan data is presented under "ASSET QUALITY."

NONINTEREST INCOME

         Total noninterest income was $1,471,641 for the first quarter of 2003 compared to $1,078,315 for the first quarter of 2002. Service charges on deposit accounts increased $19,230 for the first quarter of 2003 compared to the first quarter of 2002. The increase in service charges on deposit accounts for the quarters compared was primarily attributable to the growth in the volume of deposit accounts on which service charges are assessed. Income from mortgage banking services increased $197,870 for the first quarter of 2003 compared to the first quarter of 2002. The increase in mortgage banking income for the periods compared was primarily attributable to the lower interest rate environment, which improved the level of mortgage origination and refinancing activities. The level of mortgage loan origination and refinancing activities is directly related to prevailing interest rates as well as local economic conditions. As of March 31, 2003, management is optimistic that the level of mortgage banking income will remain stable during the remainder of 2003. Income from trust fees increased $7,806 for the first quarter of 2003 compared to the first quarter of 2002. The increase in income from trust fees was primarily attributable to fees connected with new fiduciary relationships established during 2003, partially offset by reductions and income from certain trust fees that are based upon the market value of trust assets. Income from brokerage activities increased $29,134 for the first quarter of 2003 compared to the first quarter of 2002. The increase in brokerage fees is primarily due to new relationships. Products offered through our brokerage function include stocks, bonds, mutual funds, annuities and other non-deposit investment products. Credit card income increased $9,159 during the first quarter of 2003 compared to the first quarter of 2002. The modest increase in credit card income was primarily due to additional merchant related revenues and additional revenues related to West Pointe's "debit" card product. During the first quarter of 2003, West Pointe recorded an increase in cash surrender value of life insurance of $124,537 compared to an increase of $68,407 for the first quarter of 2002. These cash surrender value increases relate to various bank owned life insurance
(BOLI) policies. Certain of the insurance policies serve as funding mechanisms for West Pointe's director fee deferral program and West Pointe's salary continuation plans which have been established for various officers of the Company. The remaining policies were purchased to provide additional life insurance benefits to certain Company officers. These BOLI policies provide certain benefits to the Company including, but not limited to, the exclusion from income taxes on the increase in their cash surrender values. Net security gains recorded during the first quarter of 2003 totaled $333,331 compared to $239,344 during the first quarter of 2002. Net security gains recorded during the first quarter of 2003 resulted from management's decision to decrease interest income on non-taxable investment securities to minimize alternative minimum tax positions. Net security gains recorded during the first quarter of 2002 resulted from management's decision to continue efforts to reconfigure certain segments of the investment portfolio so as to limit potential interest rate risk that could result from a rising interest rate environment. Other noninterest income includes such items as interchange fees on automated teller machine (ATM) transactions, safe deposit box rental fees, check printing fees, letter of credit fees and other miscellaneous fees. Other noninterest income decreased $19,990 for the first quarter of 2003 compared to the first quarter of 2002. The decrease in other noninterest income for the first quarter of 2003 compared to the first quarter of 2002 primarily resulted from a decrease in revenues derived from letter of credit fees.

NONINTEREST EXPENSE

         Total noninterest expense was $3,116,858 for the first quarter of 2003 compared to $2,611,584 for the first quarter of 2002. The increase in noninterest expense was primarily attributable to an increase in employee compensation and benefits, the largest component of noninterest expense. Employee compensation and other benefit expenses increased $262,811 for the first quarter of 2003 compared to the first quarter of 2002. The increase in employee compensation and benefits for the quarters compared was primarily attributable to normal merit increases and staff additions associated with overall growth in banking operations. Net occupancy and furniture and equipment expenses increased $9,857 and $23,545, respectively, during the first quarter of 2003 compared to the first quarter of 2002. These modest increases for the quarters compared were attributable to normal operations. Legal and professional fees increased $135,643 for the first quarter of 2003 compared to the first quarter of 2002. The increase in legal and professional fees was primarily attributable to legal fees incurred to defend various lawsuits of which the Bank is a party to in the ordinary course of business. Data processing expenses increased $5,016 for the first quarter of 2003 compared to the first quarter of 2002. Advertising expenses decreased $987 for the first quarter of 2003 compared to the first quarter of 2002. Other noninterest expenses increased $69,389 for the first quarter of 2003 compared to the first quarter of 2002. Other noninterest expenses include such items as FDIC insurance premiums, mortgage banking expenses, telephone expenses, postage costs, certain credit card program expenses and other miscellaneous expenses. The increase in other noninterest expenses for the quarters compared was partially attributable to increased telephone expenses. Numerous other categories of noninterest expenses also contributed to the increase.

INCOME TAX EXPENSE

         West Pointe recorded income tax expense of $278,800 for the first quarter of 2003 compared to income tax expense of $413,000 for the first quarter of 2002. West Pointe's effective income tax rate was 24.0% for the first quarter of 2003 compared to 30.7% for the first quarter of 2002. The decrease in income tax expense and the related effective income tax rate for the quarters compared resulted from a lower level of earnings as well as a slightly higher level of tax-exempt interest as a percentage of total interest income.

FINANCIAL CONDITION

GENERAL

         Certain components of West Pointe's consolidated balance sheet at March 31, 2003 compared to December 31, 2002 are presented in summary form in Table 2. Total assets increased $3,007,844 to $414,826,433 at March 31, 2003 compared to $411,818,589 at December 31, 2002. This increase primarily resulted from an increase in investment securities and an increase in loans, offset by a decrease in interest bearing due from bank balances. The increase in investment securities at March 31, 2003, was primarily attributable to the timing of purchases of investment securities and proceeds received from principal payments on mortgage-backed securities.

            TABLE 2 - Selected Comparative Balance Sheet Items

                                          March 31                December 31
                                           2003                      2002
                                      ----------------         ----------------
Total assets                          $    414,826,433         $    411,818,589
Loans                                      224,240,917              221,581,298
Investments                                155,130,625              146,751,455
Deposits                                   356,022,902              350,989,837
Repurchase agreements                       19,821,404               21,692,278
Other borrowings                             1,462,100                1,537,100
Federal Home Loan Bank advances              5,000,000                5,000,000
Stockholders' equity                        28,817,006               28,539,703

LOANS

         Loans increased $2,659,619 to $224,240,917 at March 31, 2003 from
$221,581,298 at year-end 2002. This increase was derived from growth in the commercial real estate and real estate construction segments of the portfolio. Growth in these segments was offset by reductions in the commercial, financial and agricultural, residential real estate and consumer loan segments of the portfolio.

         Table 3 presents the composition of the loan portfolio by type of borrower and major loan category and the percentage of each to the total portfolio for the periods presented.

            TABLE 3 - Loan Portfolio Composition

                                       March 31             December 31
                                         2003                  2002
                             ------------------------  ----------------------
                                Amount        Percent     Amount      Percent
                             ------------     -------  ------------   -------
Commercial borrowers:
Commercial, financial
    and agricultural         $ 59,414,810      26.5%   $ 59,685,132     26.9%
Commercial real estate         85,569,265      38.2      85,147,362     38.5
Real estate construction       16,155,302       7.2      11,552,620      5.2
                             ------------     -----    ------------    -----
          Total commercial    161,139,377      71.9     156,385,114     70.6
                             ------------     -----    ------------    -----
Consumer borrowers:
1-4 family residential
     real estate               51,723,758      23.0      53,429,407     24.1
Other consumer loans           11,377,782       5.1      11,766,777      5.3
                             ------------     -----    ------------    -----
          Total consumer       63,101,540      28.1      65,196,184     29.4
                             ------------     -----    ------------    -----
          Total loans        $224,240,917     100.0%   $221,581,298    100.0%
                             ============     =====    ============    =====

INVESTMENTS

         Total investments increased to $155,130,625 at March 31, 2003 compared to $146,751,455 at year-end 2002. The investment portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds not needed to fund loan demand. The investment portfolio also supplies securities as required collateral for certain deposits and for securities sold under agreements to repurchase. Additional information regarding West Pointe's securities sold under agreements to repurchase is presented and discussed under "Borrowings."

         Available-for-sale investment securities are recorded at fair value. Net unrealized gains on available-for-sale investment securities totaled $2,545,949 at March 31, 2003, compared to net unrealized gains of $3,530,630 at December 31, 2002.

         Table 4 presents the composition of investment securities at their carrying values for the periods presented.

            TABLE 4 - Investment Securities Portfolio Composition

                                                                      March 31                December 31
                                                                        2003                     2002
                                                                  ----------------         ----------------
Available-for-sale securities:

U. S. government agencies                                         $      9,040,444         $      9,087,650
Mortgage-backed securities                                             104,505,582               89,547,303
Obligations of states and political subdivisions                        32,016,799               38,806,702
Equity securities                                                        9,567,800                9,309,800
                                                                  ----------------         ----------------
     Total available-for-sale                                     $    155,130,625         $    146,751,455
                                                                  ================         ================

DEPOSITS

         West Pointe's deposit base is its primary source of liquidity and consists of deposits originating within the communities served by its banking locations. Deposits are West Pointe's primary and most reliable funding source for interest earning assets.

         Total deposits increased $5,033,065 to $356,022,902 at March 31, 2003 compared to $350,989,837 at year-end 2002. The interest bearing demand deposit and the savings and money market deposit components of the deposit portfolio increased $1,951,541 and $10,436,333, respectively, from year-end 2002. Increases in these categories were partially reflective of the lackluster performance of the stock market as well as lower rates for time deposits, during the first quarter of 2003, which resulted in customer deposits migrating into more liquid interest bearing deposits.

         Balances in the noninterest bearing demand and time deposit components of the deposit portfolio decreased $3,415,956 and $3,938,853, respectively, from year-end 2002. These decreases were primarily attributable to seasonal fluctuations, which generally result in higher balances at year-end as well as a shift from time deposits to more liquid interest bearing deposits.

         Table 5 sets forth the composition of deposits and the percentage of each category to total deposits for the periods presented.

         TABLE 5 - Deposit Liability Composition

                                                          March 31                             December 31
                                                           2003                                   2002
                                            --------------------------------         ------------------------------
                                                Amount              Percent               Amount              Percent
                                            ----------------        --------         ----------------         -------
Noninterest bearing demand deposits         $     37,188,305            10.5%        $     40,604,261          11.6%
Interest bearing demand deposits                  31,833,591             8.9               29,882,050           8.5
Savings and money market deposits                114,406,452            32.1              103,970,119          29.6
Time deposits $100,000 or more                    58,661,480            16.5               59,388,680          16.9
Time deposits less than $100,000                 113,933,074            32.0              117,144,727          33.4
                                            ----------------        --------         ----------------         -----
     Total deposits                         $    356,022,902           100.0%        $    350,989,837         100.0%
                                            ================        ========         ================         =====

BORROWINGS

         Total borrowings amounted to $26,283,504 at March 31, 2003, compared to $28,229,378 at year-end 2002. At March 31, 2003 and December 31, 2002, borrowings consisted of securities sold under agreements to repurchase (repurchase agreements), a Federal Home Loan Bank advance and a short-term borrowing with an unaffiliated bank.

         Repurchase agreements decreased $1,870,874 from year-end 2002. These borrowings serve as an alternative funding source to deposits. The majority of the repurchase agreements were in the form of cash management repurchase agreement accounts. Such accounts involve the daily transfer of excess funds from noninterest bearing deposit accounts into interest bearing cash management repurchase agreement accounts. Cash management repurchase agreement accounts are marketed to commercial and individual deposit customers and are considered to be a stable source of funds. Repurchase agreements, other than cash management repurchase agreements, generally represent an alternative to short-term certificates of deposit.

         At March 31, 2003 and December 31, 2002 the Bank had one $5,000,000 Federal Home Loan Bank advance, which reflected an interest rate of 5.63% and had a scheduled maturity of December 13, 2004. This advance is callable on a quarterly basis.

         At March 31, 2003, other borrowings consisted of a $1,462,100 borrowing under a line of credit with an unaffiliated bank. This line of credit presently allows for borrowings, by West Pointe, of up to $5,000,000. The line of credit matures on January 7, 2004, and bears interest at a rate of 50 basis points under the prime-lending rate. As of December 31, 2002, the amount of this borrowing totaled $1,537,100.

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

         At March 31, 2003, nonperforming assets totaled $2,870,865, or .69% of total assets, compared to nonperforming assets at year-end 2002 of $2,101,904 or ..51% of total assets. Nonperforming assets, at March 31, 2003, included $468,212 relating to foreclosed property. All foreclosed property is held for sale and is initially recorded on an individual property basis at estimated fair value less cost to sell. Subsequent to foreclosure, foreclosed properties are evaluated by management and a valuation allowance is established if the estimated fair value declines. As of March 31, 2003, management does not anticipate any significant losses upon disposition of the foreclosed property. Nonperforming loans in the commercial, financial and agricultural segment of the portfolio decreased $201,873 from December 31, 2002. The majority of this decrease related to proceeds received from loans to one commercial borrower. Nonperforming loans secured by 1-4 family residential real estate increased $851,214 and primarily related to several loans to one borrower. Management is in various stages of workout or liquidation of the nonperforming loans.

         Table 6 sets forth a summary of West Pointe's loan portfolio mix and nonperforming assets.

TABLE 6 - Loan Portfolio Mix and Nonperforming Assets

                                               March 31, 2003              December 31, 2002
                                       ----------------------------    ---------------------------
                                        Loans and                        Loans and
                                        Foreclosed     Non-performing   Foreclosed   Non-performing
                                         Property         Assets         Property        Assets
                                       ------------    ------------    ------------   ------------
Commercial borrowers:
Commercial, financial and
     agricultural                      $ 59,414,810    $    639,309    $ 59,685,132   $    841,182
Commercial real estate                   85,569,265         653,264      85,147,362        653,264
Real estate construction                 16,155,302            ----      11,552,620           ----
                                       ------------    ------------    ------------   ------------
          Total commercial              161,139,377       1,292,573     156,385,114      1,494,446

Consumer borrowers:
1-4 family residential
     real estate                         51,723,758       1,066,679      53,429,407        215,465
Other consumer loans                     11,377,782          43,401      11,766,777         26,993
                                       ------------    ------------    ------------   ------------
          Total consumer                 63,101,540       1,110,080      65,196,184        242,458
                                       ------------    ------------    ------------   ------------
          Total loans                   224,240,917       2,402,653     221,581,298      1,736,904
Foreclosed property                         468,212         468,212         365,000        365,000
                                       ------------    ------------    ------------   ------------
          Total                        $224,709,129    $  2,870,865    $221,946,298   $  2,101,904
                                       ============    ============    ============   ============

Nonaccrual loans                                       $  1,458,934                   $    796,349
Accruing loans past due
     90 days or more                                        943,719                        940,555
Troubled debt restructurings                                   ----                           ----
                                                       ------------                   ------------
     Total nonperforming loans                            2,402,653                      1,736,904
Foreclosed property                                         468,212                        365,000
                                                       ------------                   ------------
     Total nonperforming assets                        $  2,870,865                   $  2,101,904
                                                       ============                   ============

Nonperforming loans to total loans                             1.07%                           .78%
Nonperforming assets to total loans
     and foreclosed property                                   1.28%                           .95%
Nonperforming assets to total assets                            .69%                           .51%

         Net charge-offs for the first quarter of 2003 totaled $108,559 compared to $50,301 for the first quarter of 2002. Charge-offs and recoveries recorded during the first quarter of 2003 and 2002 in all segments of the loan portfolio were not significant. Net charge-offs, on an annualized basis, as a percent of average total loans amounted to .20% during the first quarter of 2003 compared to .10% for the first quarter of 2002.

         West Pointe's allowance for loan losses at March 31, 2003, increased to $2,795,887 from $2,409,446 at December 31, 2002. The increase in the allowance for loan losses was primarily due to overall growth in the loan portfolio as well as an increase in nonperforming loans. At March 31, 2003, the allowance for loan losses represented 116.37% of nonperforming loans compared to 138.72% and 144.04% at December 31, 2002 and March 31, 2002, respectively. The ratio of the allowance for loan losses to total loans was 1.25% at March 31, 2003 compared to 1.09% and 1.15% at December 31, 2002 and March 31, 2002, respectively. Management believes that the allowance for loan losses at March 31, 2003 was adequate to absorb potential losses inherent in the loan portfolio. However, past loan loss experience as it relates to current portfolio mix, evaluation of potential losses in the portfolio, subsequent changes in economic conditions and other factors may require changes in the levels of the allowance for loan losses.

         Table 7 presents information pertaining to the activity in and an analysis of West Pointe's allowance for loan losses for the periods presented.

                    TABLE 7 - Allowance For Loan Losses

                                                                Three Months Ended
                                                                    March 31
                                                    -----------------------------------------
                                                          2003                     2002
                                                    ----------------         ----------------
Balance at beginning of period                      $      2,409,446         $      2,224,352
Loans charged off:
     Commercial, financial and agricultural                   40,719                    3,317
     Real estate:
          Commercial                                            ----                   27,273
          Residential                                         89,390                    4,761
                                                    ----------------         ----------------
               Total real estate                              89,390                   32,034
     Consumer                                                 24,391                    4,228
     Credit cards                                               ----                   11,720
                                                    ----------------         ----------------
               Total charge-offs                             154,500                   51,299
                                                    ----------------         ----------------

Recoveries of loans previously charged off:
     Commercial, financial and agricultural                   45,673                     ----
     Real estate:
          Residential                                           ----                      275
     Consumer                                                    235                      723
     Credit cards                                                 33                     ----
                                                    ----------------         ----------------
               Total recoveries                               45,941                      998
                                                    ----------------         ----------------

Net charge-offs                                              108,559                   50,301
Provision for loan losses                                    495,000                  150,000
                                                    ----------------         ----------------
Balance at end of period                            $      2,795,887         $      2,324,051
                                                    ================         ================

Net charge-offs (annualized) as a
     percent of average total loans                              .20%                     .10%
Allowance for loan losses to total loans                        1.25%                    1.15%
Allowance for loan losses to
     nonperforming loans                                      116.37%                  144.04%

CAPITAL RESOURCES

CAPITAL RESOURCES

         Total stockholders' equity increased $277,303 from $28,539,703 at December 31, 2002 to $28,817,006 at March 31, 2003. Net income for the first quarter of 2003 was $884,363. The increase to stockholders' equity resulting from first quarter 2003 net income was partially offset by a decrease in accumulated other comprehensive income and dividends paid to stockholders.

         Financial institutions are required to maintain ratios of capital to assets in accordance with guidelines promulgated by the federal banking regulators. The guidelines are commonly known as "Risk-Based Guidelines" as they define the capital level requirements of a financial institution based upon the level of credit risk associated with holding various categories of assets. The Risk-Based Guidelines require minimum ratios of Tier 1 and Total Capital to risk-weighted assets of 4% and 8%, respectively. At March 31, 2003, West Pointe's Tier 1 and Total capital ratios were 10.73% and 11.84%, respectively. In addition to the Risk-Based Guidelines, the federal banking agencies have established a minimum leverage ratio guideline for financial institutions (the "Leverage Ratio Guideline"). The

Leverage Ratio Guideline provides for a minimum ratio of Tier 1 capital to average assets of 4%. West Pointe's leverage ratio at March 31, 2003, was 6.63%. Accordingly, West Pointe has satisfied these regulatory guidelines.

RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of this statement has not had a material effect on the Company's consolidated financial statements.

ACCOUNTING FOR STOCK-BASED COMPENSATION -- TRANSITION AND DISCLOSURE

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.

         Under the provisions of SFAS No. 123, companies that adopted the fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a "ramp-up" effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, SFAS No. 148 provides two additional methods of transition that reflect an entity's full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect.

         SFAS No. 148 requires that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, SFAS No. 148 requires that this information be included in interim as well as annual financial statements.

         The annual and interim disclosure provisions of SFAS No. 148 are now effective for the Company and are included in the interim financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There has been no material change to the market risk position from that disclosed as of December 31, 2002, the end of the last fiscal year.

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

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  The Company, West Pointe Bancorp, Inc., is not a party to any material pending legal proceedings before any court, administrative agency or any tribunal, nor is the Company aware of any litigation which is threatened against it in any court, administrative agency, or other tribunal; however, the Bank, West Pointe Bank And Trust Company, is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business from time to time. Bank management is of the opinion, based upon present information, including evaluations by outside counsel, that the Bank's financial condition, results of operations or cash flows will not be materially affected by the ultimate resolution of pending or threatened legal proceedings.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  RECENT SALE OF UNREGISTERED SECURITIES

                  On January 15, 2003, we granted options to purchase an aggregate of 28,500 shares of our common stock to employees and directors under the West Pointe Bancorp, Inc. 1998 Stock Option Plan. The exercise price of these options was $35.75 per share, the fair market value of our common stock on the date of grant. The options vest ratably in installments of 20 percent per year starting on the first anniversary of the date of grant. All of these grants were made in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act of 1933, as amended, pursuant to a written compensatory benefit plan or the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated thereunder. On November 15, 2000, the Company filed a registration statement on Form S-8 registering the shares underlying the options granted.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Proxies were mailed to shareholders on March 14, 2003 for the Company's Annual Meeting of Shareholders which was held on April 9, 2003. The only matter submitted to, and approved by, shareholders is listed below, as is a tabulation of voting.

                  (1) The following persons nominated as Directors were re-elected:

   Class III                 For           Against     Withheld
   ---------                 ---           -------     --------
Terry W. Schaefer         752,328.6494        0          400
Edward J. Szewczyk        752,328.6494        0          400
Wayne W. Weeke            752,328.6494        0          400

                  Other directors continuing in office are as follows: William
                  C. Allison, Harry E. Cruncleton, David G. Embry, Jack B. Haydon and Charles G. Kurrus, III.

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits: See Exhibit Index on page 24 hereof.

                  (b) Reports on Form 8-K: No reports on Form 8-K were filed by West Pointe during the first quarter of 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                WEST POINTE BANCORP, INC.
                                              ---------------------------------
                                                      (Registrant)

DATE:  May 14, 2003                           By: /s/ Terry W. Schaefer
                                                  ---------------------
                                                  Terry W. Schaefer
                                                  President and Chief
                                                  Executive Officer

DATE:  May 14, 2003                           By: /s/ Bruce A. Bone
                                                  -----------------
                                                  Bruce A. Bone
                                                  Executive Vice President and
                                                  Chief Financial Officer

                                 CERTIFICATIONS

Certification of Principal Executive Officer

I, Terry W. Schaefer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of West Pointe Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

May 14, 2003                               /s/ Terry W. Schaefer
                                           ---------------------
                                           Terry W. Schaefer
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

                                 CERTIFICATIONS

Certification of Principal Executive Officer

I, Bruce A. Bone, certify that:

1. I have reviewed this quarterly report on Form 10-Q of West Pointe Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

May 14, 2003                /s/ Bruce A. Bone
                            ------------------
                            Bruce A. Bone
                            Executive Vice President and Chief Financial Officer
                            (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                                            DESCRIPTION
-----------                                             -----------
    3.1                          Articles of Incorporation (1)

    3.2                          Bylaws of West Pointe Bancorp, Inc. (1)

   11.1                          Computation of Net Income Per Share (incorporated by reference to Note
                                 B of West Pointe's unaudited interim consolidated financial statements included herein).

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

(1) Documents incorporated by reference to the Company's Registration Statement on Form 10 (file no. 00030505) at the corresponding exhibit. All such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.