Form 10-Q
period 2003-06-30
WEST POINTE BANCORP INC
filed 2003-08-13
CIK 1040589

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period                 to
                                   ---------------    ---------------

                      Commission File No.         0-30505
                                            --------------------

                            WEST POINTE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

       Illinois                                            36-4149655
------------------------                       ---------------------------------
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

                                       Yes [ ]           No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Class                                    Outstanding at August 8, 2003
-------------------------                         -----------------------------
Common stock $1 par value                                    984,531

                                TABLE OF CONTENTS

                                                                Page
                                                                ----
PART I - FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
              Consolidated Balance Sheets                          3
              Consolidated Statements of Income                    4
              Consolidated Statements of Comprehensive Income      5
              Consolidated Statements of Cash Flows                6
              Notes to Consolidated Financial Statements           7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS          9

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK                                     19

   ITEM 4.  CONTROLS AND PROCEDURES                               19

PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS                                     20

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS             20

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                       20

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS                                               20

   ITEM 5.  OTHER INFORMATION                                     20

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                      20

SIGNATURE PAGE                                                    21

EXHIBIT INDEX                                                     22

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WEST POINTE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                      (UNAUDITED)
                                                                                         JUNE 30          DECEMBER 31
                                                                                          2003               2002
                                                                                     --------------     --------------
Assets
     Cash and due from banks                                                         $   13,284,750     $   10,660,773
     Interest bearing due from banks                                                        569,800         11,813,253
                                                                                     --------------     --------------
         Cash and cash equivalents                                                       13,854,550         22,474,026
     Investments:
          Available-for-sale, at fair value (amortized cost
               of $156,558,087 and $143,220,825 at June 30, 2003
               and December 31, 2002, respectively)                                     159,275,534        146,751,455
     Loans                                                                              221,736,057        221,581,298
          Allowance for loan losses                                                      (2,791,156)        (2,409,446)
                                                                                     --------------     --------------
               Net Loans                                                                218,944,901        219,171,852
     Accrued interest receivable                                                          1,794,533          2,086,560
     Real estate acquired by foreclosure                                                    468,212            365,000
     Bank premises and equipment                                                         12,211,999         11,712,031
     Income taxes receivable                                                                278,776            961,133
     Other assets                                                                         8,666,841          8,296,532
                                                                                     --------------     --------------
               Total Assets                                                          $  415,495,346     $  411,818,589
                                                                                     ==============     ==============
Liabilities
     Deposits:
          Noninterest bearing                                                        $   41,949,245     $   40,604,261
          Interest bearing                                                              314,965,126        310,385,576
                                                                                     --------------     --------------
               Total Deposits                                                           356,914,371        350,989,837
     Securities sold under agreements to repurchase                                      18,336,655         21,692,278
     Other borrowings                                                                     1,387,100          1,537,100
     Federal Home Loan Bank advances                                                      5,000,000          5,000,000
     Accrued interest payable                                                               723,652            874,845
     Deferred tax liability, net                                                          1,488,455          1,568,717
     Other liabilities                                                                    1,781,735          1,616,109
                                                                                     --------------     --------------
               Total Liabilities                                                        385,631,968        383,278,886

Stockholders' Equity
     Preferred stock, $1 par value - 50,000 shares authorized
       and unissued                                                                              --                 --
     Common stock, $1 par value - 10,000,000 shares authorized;
       1,002,281, and 995,835 shares issued at June 30, 2003 and
       December 31, 2002, respectively                                                    1,002,281            995,835
     Surplus                                                                             13,237,104         13,005,154
     Retained earnings                                                                   14,587,751         12,998,298
     Treasury stock, 17,750 shares, at cost                                                (648,575)          (648,575)
     Accumulated other comprehensive income                                               1,684,817          2,188,991
                                                                                     --------------     --------------
               Total Stockholders' Equity                                                29,863,378         28,539,703
                                                                                     --------------     --------------
               Total Liabilities and Stockholders' Equity                            $  415,495,346     $  411,818,589
                                                                                     ==============     ==============

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                     JUNE 30                         JUNE 30
                                                           ----------------------------    ----------------------------
                                                               2003            2002            2003            2002
                                                           ------------    ------------    ------------    ------------
Interest and Fee Income:
     Loans
         Taxable                                           $  3,747,743    $  3,826,715    $  7,528,950    $  7,593,795
         Non-taxable                                             44,514          30,850          95,071          50,191
     Investments
         Taxable                                              1,037,144       1,249,164       2,053,993       2,351,607
         Non-taxable                                            349,893         414,746         744,145         783,028
     Federal funds sold                                              --              89              --             187
     Deposits with banks                                         24,388          56,516          58,412         103,185
                                                           ------------    ------------    ------------    ------------
          Total Interest and Fee Income                       5,203,682       5,578,080      10,480,571      10,881,993
Interest Expense:
     Deposits                                                 1,719,571       2,135,294       3,516,994       4,258,460
     Securities sold under agreements to repurchase              80,721          82,910         172,662         148,825
     Other borrowings                                            13,203          18,168          26,973          35,352
     Federal Home Loan Bank advances                             71,157          71,157         141,532         141,532
                                                           ------------    ------------    ------------    ------------
          Total Interest Expense                              1,884,652       2,307,529       3,858,161       4,584,169
                                                           ------------    ------------    ------------    ------------
               Net Interest Income                            3,319,030       3,270,551       6,622,410       6,297,824
Provision for Loan Losses                                       195,000         150,000         690,000         300,000
                                                           ------------    ------------    ------------    ------------
               Net Interest Income After
               Provision For Loan Losses                      3,124,030       3,120,551       5,932,410       5,997,824
Noninterest Income:
     Service charges on deposits                                330,009         348,641         668,074         667,476
     Mortgage banking                                           287,401          76,922         560,753         152,404
     Trust fees                                                 171,740         128,646         348,773         297,873
     Brokerage income                                            66,485          69,457         139,368         113,206
     Credit card income                                         106,910          94,067         200,910         178,908
     Increase in cash surrender value of life insurance         125,105          78,946         249,642         147,353
     Gain on sale of investments, net                           127,733         100,968         461,064         340,312
     Other                                                       73,183          61,775         131,623         140,205
                                                           ------------    ------------    ------------    ------------
          Total Noninterest Income                            1,288,566         959,422       2,760,207       2,037,737
Noninterest Expense:
     Employee compensation and other benefits                 1,602,437       1,426,580       3,230,061       2,791,393
     Occupancy, net                                             145,596         176,537         332,394         353,478
     Furniture and equipment                                    170,635         146,409         331,088         283,317
     Legal and professional fees                                302,390         151,335         573,518         286,820
     Data processing                                            115,624         114,125         234,453         227,938
     Advertising                                                 95,701          91,802         181,872         178,960
     Other                                                      700,566         590,160       1,366,421       1,186,626
                                                           ------------    ------------    ------------    ------------
          Total Noninterest Expense                           3,132,949       2,696,948       6,249,807       5,308,532
                                                           ------------    ------------    ------------    ------------
Income Before Income Taxes                                    1,279,647       1,383,025       2,442,810       2,727,029
Income Tax Expense                                              319,600         388,500         598,400         801,500
                                                           ------------    ------------    ------------    ------------

Net Income                                                 $    960,047    $    994,525    $  1,844,410    $  1,925,529
                                                           ============    ============    ============    ============

Average Shares Outstanding:
     Basic                                                      981,592         973,503         980,108         972,914
     Diluted                                                  1,014,314         992,164       1,012,297         990,174
Per Share Data:
     Net income:
          Basic                                            $        .98    $       1.02    $       1.88    $       1.98
          Diluted                                          $        .95    $       1.00    $       1.82    $       1.94

     Dividends declared                                    $        .14    $        .10    $        .26    $        .20

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                         JUNE 30                         JUNE 30
                                                              ----------------------------    -----------------------------
                                                                  2003            2002            2003             2002
                                                              ------------    ------------    ------------     ------------
Net Income                                                    $    960,047    $    994,525    $  1,844,410     $  1,925,529
Other Comprehensive Income (Loss), Net Of Tax
   Unrealized holding gains (losses) on investments
      available for sale (net of income tax (benefit)
      of $113,708 and $(133,805) for the three and six
      months ended June 30, 2003 and $1,153,364 and
      $1,021,940 for the three and six months ended
      June 30, 2002, respectively)                                 185,524       1,881,805        (218,314)       1,667,376
   Less adjustment for realized gains included in net
      income (net of income taxes of $48,538 and $175,204
      for the three and six months ended June 30, 2003 and
      $38,368 and $129,319 for the three and six months
      ended June 30, 2002, respectively)                            79,195          62,600         285,860          210,993
                                                              ------------    ------------    ------------     ------------
Other Comprehensive Income (Loss)                                  106,329       1,819,205        (504,174)       1,456,383
                                                              ------------    ------------    ------------     ------------
Comprehensive Income                                             1,066,376       2,813,730       1,340,236        3,381,912
                                                              ============    ============    ============     ============

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30
                                                                                  -----------------------------
                                                                                      2003             2002
                                                                                  ------------     ------------
Operating Activities
    Net income                                                                    $  1,844,410     $  1,925,529
    Adjustments to reconcile net income to net cash provided
       by operating activities:

             Depreciation and amortization                                             351,917          320,088
             Net amortization on investments                                           704,882          319,937
             Gain on sale of investments, net                                         (461,064)        (340,312)
             Gain on sale of mortgage loans                                           (516,390)        (136,144)
             Deferred income tax                                                       228,747           (2,339)
             Federal Home Loan Bank stock dividends                                   (410,400)        (160,900)
             Provision for loan losses                                                 690,000          300,000
          Changes in:
             Accrued interest receivable                                               292,027          (57,684)
             Accrued interest payable                                                 (151,193)        (212,889)
             Mortgage loans held for sale                                            1,772,590        1,318,655
             Other assets and other liabilities, net                                   727,316           16,900
                                                                                  ------------     ------------
Net Cash Provided By Operating Activities                                            5,072,842        3,290,841

Investing Activities
     Proceeds from sales of investments available for sale                          13,132,978       36,050,891
     Proceeds from maturities of investments available for sale                     51,788,439        2,707,000
     Purchases of investments available for sale                                   (78,092,097)     (46,449,672)
     Net increase in loans                                                          (1,822,461)     (10,888,872)
     Increase in cash surrender value of life insurance policies                      (249,642)        (147,353)
     Sales of real estate acquired by foreclosure                                           --          119,323
     Purchases of bank premises and equipment                                         (851,885)        (320,730)
                                                                                  ------------     ------------
Net Cash Used In Investing Activities                                              (16,094,668)     (18,929,413)

Financing Activities
     Net increase (decrease) in noninterest bearing deposits                         1,344,984       (1,355,293)
     Net increase (decrease) in interest bearing deposits                            4,579,550       15,381,002
     Net increase (decrease) in securities sold under agreements to repurchase      (3,355,623)       7,667,023
     Increase (decrease) in other borrowings                                          (150,000)         199,600
     Proceeds from issuance of common stock                                            238,396          106,128
     Purchase of treasury stock                                                             --         (311,075)
     Dividends paid                                                                   (254,957)        (194,524)
                                                                                  ------------     ------------
Net Cash Provided By Financing Activities                                            2,402,350       21,492,861
                                                                                  ------------     ------------
Net Increase (Decrease) in Cash and Cash Equivalents                                (8,619,476)       5,854,289
Cash and Cash Equivalents - Beginning of Year                                       22,474,026       20,281,637
                                                                                  ------------     ------------
Cash and Cash Equivalents - End of Period                                         $ 13,854,550     $ 26,135,926
                                                                                  ============     ============

Supplemental Disclosure of Cash Flow Information
     Interest paid                                                                $  4,009,354     $  4,797,058
     Income taxes paid                                                                 225,000        1,018,521
     Real estate acquired in settlement of loans                                       103,212          260,000

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--PRINCIPLES OF ACCOUNTING

         The consolidated financial statements of West Pointe Bancorp, Inc. ("West Pointe") or ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for the banking industry and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual reporting. Reference is hereby made to the notes to consolidated financial statements contained in West Pointe's Annual Report on Form 10-K for the year ended December 31, 2002. The foregoing consolidated financial statements are unaudited, however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been made. All such adjustments are of a normal recurring nature. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet of the Company as of December 31, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date.

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary West Pointe Bank And Trust Company (the "Bank"), an Illinois chartered commercial bank. All material intercompany transactions and balances are eliminated. West Pointe is a bank holding company that engages in its business through its sole subsidiary.

         In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

         Material estimates that are particularly susceptible to significant change relate to the determination of allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of real estate acquired by foreclosure, management obtains independent appraisals for significant properties.

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

                                                         THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                              JUNE 30                                JUNE 30
                                                  ---------------------------------     ---------------------------------
                                                       2003               2002               2003               2002
                                                  --------------     --------------     --------------     --------------
Net income, as reported                           $      960,047     $      994,525     $    1,844,410     $    1,925,529
Less:  Total stock-based employee
   compensation cost determined under the fair
   value based method, net of income taxes               (56,533)           (43,588)          (108,908)           (87,176)
                                                  --------------     --------------     --------------     --------------
   Pro forma net income                           $      903,514     $      950,937     $    1,735,502     $    1,838,353
                                                  ==============     ==============     ==============     ==============
Earnings per share:
   Basic - as reported                            $          .98     $         1.02     $         1.88     $         1.98
   Basic - pro forma                                         .92                .98               1.77               1.89
   Diluted - as reported                                     .95               1.00               1.82               1.94
   Diluted - pro forma                                       .89                .96               1.71               1.86

NOTE B--NET INCOME PER SHARE

         The calculation of net income per share is summarized as follows:

                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                          JUNE 30                         JUNE 30
                                                ----------------------------    ----------------------------
                                                    2003            2002            2003            2002
                                                ------------    ------------    ------------    ------------
Basic
     Net Income                                 $    960,047    $    994,525    $  1,844,410    $  1,925,529
                                                ============    ============    ============    ============

     Average common shares outstanding               981,592         973,503         980,108         972,914
                                                ============    ============    ============    ============

     Net income per common share - basic        $        .98    $       1.02    $       1.88    $       1.98
                                                ============    ============    ============    ============

Diluted
     Net Income                                 $    960,047    $    994,525    $  1,844,410    $  1,925,529
                                                ============    ============    ============    ============

     Average common shares outstanding               981,592         973,503         980,108         972,914

     Dilutive potential due to stock options          32,722          18,661          32,189          17,260
                                                ------------    ------------    ------------    ------------

     Average common shares outstanding             1,014,314         992,164       1,012,297         990,174
                                                ============    ============    ============    ============

     Net income per common share - diluted      $        .95    $       1.00    $       1.82    $       1.94
                                                ============    ============    ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         The following discussion describes West Pointe's results of operations during the three-month and six-month periods ended June 30, 2003 and 2002, and its financial condition, asset quality, and capital resources as of June 30, 2003 and December 31, 2002. This discussion should be read in conjunction with West Pointe's unaudited consolidated financial statements and notes thereto. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

OVERVIEW

         Net income for the second quarter of 2003 was $960,047 or $.95 per diluted common share compared to net income of $994,525 or $1.00 per diluted common share for the second quarter of 2002. Net income for the first six months of 2003 was $1,844,410 or $1.82 per diluted common share compared to net income of $1,925,529 or $1.94 per diluted common share for the first six months of 2002. Return on average assets for the second quarter and first six months of 2003 was .93% and .90%, respectively, compared to 1.06% and 1.05% for the second quarter and first six months of 2002, respectively. Return on average equity for the second quarter and first six months of 2003 was 13.10% and 12.75%, respectively, compared to 16.10% and 15.93% for the second quarter and first six months of 2002, respectively.

         The decreases in net income, for the quarters and six-month periods compared, were primarily attributable to increases in the provision for loan losses and noninterest expense, partially offset by increases in net interest income and noninterest income.

         Total assets at June 30, 2003 increased to $415,495,346 from $411,818,589 at December 31, 2002. The increase in total assets was primarily from an increase in investments. The increase in total assets was funded by increases in deposits.

RESULTS OF OPERATIONS

         Table 1 summarizes West Pointe's statements of income and the change in each category for the periods presented.

TABLE 1 - Comparative Statements of Income

                                                                 Three Months Ended
                                                                     June 30                          Change
                                                           ----------------------------    -----------------------------
                                                               2003            2002           Amount          Percent
                                                           ------------    ------------    ------------     ------------
Total interest income
     (fully tax-equivalent)                                $  5,375,150    $  5,744,114    $   (368,964)            (6.4)%
Total interest expense                                        1,884,652       2,307,529        (422,877)           (18.3)
                                                           ------------    ------------     -----------
          Net interest income                                 3,490,498       3,436,585          53,913              1.6
Provision for loan losses                                       195,000         150,000          45,000             30.0
Noninterest income:
     Service charges on deposits                                330,009         348,641         (18,632)            (5.3)
     Mortgage banking                                           287,401          76,922         210,479            273.6
     Trust fees                                                 171,740         128,646          43,094             33.5
     Brokerage income                                            66,485          69,457          (2,972)            (4.3)
     Credit card income                                         106,910          94,067          12,843             13.7
     Increase in cash surrender value of life insurance         125,105          78,946          46,159             58.5
     Gain on sale of investments, net                           127,733         100,968          26,765             26.5
     Other                                                       73,183          61,775          11,408             18.5
                                                           ------------    ------------     -----------
          Total                                               1,288,566         959,422         329,144             34.3
                                                           ------------    ------------     -----------
Noninterest expense:
     Employee compensation and other benefits                 1,602,437       1,426,580         175,857             12.3
     Occupancy, net                                             145,596         176,537         (30,941)           (17.5)
     Furniture and equipment                                    170,635         146,409          24,226             16.5
     Legal and professional fees                                302,390         151,335         151,055             99.8
     Data processing                                            115,624         114,125           1,499              1.3
     Advertising                                                 95,701          91,802           3,899              4.2
     Other                                                      700,566         590,160         110,406             18.7
                                                           ------------    ------------     -----------
         Total                                                3,132,949       2,696,948         436,001             16.2
                                                           ------------    ------------     -----------
Income before income taxes                                    1,451,115       1,549,059         (97,944)            (6.3)
Less:  tax-equivalent adjustment                                171,468         166,034           5,434              3.3
Income tax expense                                              319,600         388,500         (68,900)           (17.7)
                                                           ------------    ------------     -----------
Net income                                                 $    960,047    $    994,525     $   (34,478)            (3.5)%
                                                           ============    ============     ===========

                                                      Six Months Ended
                                                           June 30                         Change
                                                 ----------------------------    -----------------------------
                                                     2003            2002          Amount          Percent
                                                 ------------    ------------    ------------     ------------
Total interest income
     (fully tax-equivalent)                      $ 10,844,422    $ 11,194,358    $   (349,936)            (3.1)%
Total interest expense                              3,858,161       4,584,169        (726,008)           (15.8)
                                                 ------------    ------------     -----------
          Net interest income                       6,986,261       6,610,189         376,072              5.7
Provision for loan losses                             690,000         300,000         390,000            130.0
Noninterest income:
     Service charges on deposits                      668,074         667,476             598              0.1
     Mortgage banking                                 560,753         152,404         408,349            267.9
     Trust fees                                       348,773         297,873          50,900             17.1
     Brokerage income                                 139,368         113,206          26,162             23.1
     Credit card income                               200,910         178,908          22,002             12.3
     Increase in cash surrender value of life
      insurance                                       249,642         147,353         102,289             69.4
     Gain on sale of investments, net                 461,064         340,312         120,752             35.5
     Other                                            131,623         140,205          (8,582)            (6.1)
                                                 ------------    ------------     -----------
          Total                                     2,760,207       2,037,737         722,470             35.5
                                                 ------------    ------------     -----------
Noninterest expense:
     Employee compensation and other benefits       3,230,061       2,791,393         438,668             15.7
     Occupancy, net                                   332,394         353,478         (21,084)            (6.0)
     Furniture and equipment                          331,088         283,317          47,771             16.9
     Legal and professional fees                      573,518         286,820         286,698             99.9
     Data processing                                  234,453         227,938           6,515              2.9
     Advertising                                      181,872         178,960           2,912              1.6
     Other                                          1,366,421       1,186,626         179,795             15.2
                                                 ------------    ------------     -----------
          Total                                     6,249,807       5,308,532         941,275             17.7
                                                 ------------    ------------     -----------
Income before income taxes                          2,806,661       3,039,394        (232,733)            (7.7)
Less:  tax-equivalent adjustment                      363,851         312,365          51,486             16.5
Income tax expense                                    598,400         801,500        (203,100)           (25.3)
                                                 ------------    ------------     -----------
Net income                                       $  1,844,410    $  1,925,529     $   (81,119)            (4.2)%
                                                 ============    ============     ===========

NET INTEREST INCOME

         Tax-equivalent net interest income increased $53,913 or 1.6% for the second quarter of 2003 compared to the same period of 2002 and increased $376,072 or 5.7% for the first six months of 2003 compared to the same period of 2002. The increases in tax-equivalent net interest income, for all periods compared, were principally attributable to decreases in interest expense which were partially offset by decreases in tax-equivalent interest income.

         Total tax-equivalent interest income decreased $368,964 or 6.4% for the second quarter of 2003 compared to the same period of 2002 and decreased $349,936 or 3.1% for the first six months of 2003 compared to the same period of 2002. The decreases in tax-equivalent interest income for the quarters and six-month periods compared were primarily attributable to the lower interest rate environment, partially offset by higher volumes of interest earning assets. Average earning assets increased $32,034,315 or 9.1% for the second quarter of 2003 compared to the same quarter of 2002 and increased $39,592,712 or 11.6% for the first six months of 2003 compared to the same period of 2002. Average earning assets excluding loans increased $13,544,157 for the second quarter of 2003 compared to the same quarter of 2002 and increased $19,871,773 for the six months of 2003 compared to the same period of 2002. The yield on these assets decreased 123 basis points for the second quarter of 2003 compared to the same quarter of 2002 and decreased 109 basis points for the first six months of 2003 compared to the same period of 2002. Average loans increased $18,490,158 for the second quarter of 2003 compared to the same quarter of 2002 and increased $19,720,939 for the first six months of 2003 compared to the same period of 2002. The yield on loans decreased 72 basis points for the second quarter of 2003 compared to the same quarter of 2002 and decreased 66 basis points for the first six months of 2003 compared to the same period of 2002. The increase in the volume of earning assets for both periods compared was due to internal growth in the loan and investment portfolios. The decrease in the yield was a result of a declining interest rate environment.

         Total interest expense decreased $422,877 or 18.3% for the second quarter of 2003 compared to the same period of 2002 and decreased $726,008 or 15.8% for the first six months of 2003 compared to the same period of 2002. The decreases in interest expense were primarily attributable to the lower interest rate environment, partially offset by higher volumes of interest-bearing liabilities. Average interest-bearing liabilities increased $29,492,469 for the second quarter of 2003 compared to the same period of 2002 and increased $37,195,324 for the first six months of 2003 compared to the same period of 2002. The average rate paid on interest-bearing liabilities decreased 74 basis points to 2.19% for the second quarter of 2003 compared to the same period of 2002. The average rate on interest-bearing liabilities decreased 74 basis points to 2.25% for the first six months of 2003 compared to the same period of 2002. The decrease in the average rate for both periods compared was due to a declining interest rate environment.

         The net interest margin was 3.65% for the second quarter of 2003 compared to 3.93% for the second quarter of 2002. The net interest margin for the first six months of 2003 was 3.68% compared to 3.89% for the first six months of 2002. The decreases in the net interest margin for the quarters and six-month periods compared primarily resulted from the Company's yield on interest earning assets declining at a faster pace than the Company's cost of funds.

PROVISION FOR LOAN LOSSES

         The provision for loan losses was $195,000 and $690,000 for the second quarter and first six months of 2003, respectively, compared to $150,000 and $300,000 for the second quarter and first six months of 2002, respectively. The provision for loan losses represents management's judgment of the cost associated with credit risk inherent in the loan portfolio. Factors which influence management's determination of the provision for loan losses include, among other things, size and quality of the loan portfolio measured against prevailing economic conditions, regulatory guidelines, a review of individual loans and historical loan loss experience. The increases in the provision for loan losses for the quarter and six-month period ending June 30, 2003 compared to the same periods of 2002 were primarily reflective of growth of the loan portfolio, higher net charge-offs, and an increase in non-performing loans. Activity in the allowance for loan losses and nonperforming loan data are presented under "ASSET QUALITY."

NONINTEREST INCOME

         Total noninterest income was $1,288,566 for the second quarter of 2003 compared to $959,422 for the second quarter of 2002. Noninterest income totaled $2,760,207 for the first six months of 2003 compared to $2,037,737 for the same period of 2002. Income from mortgage banking services increased $210,479 for the second quarter of 2003 compared to the second quarter of 2002 and increased $408,349 for the six-month periods compared. The increases in mortgage banking income for the periods compared were primarily attributable to the lower interest rate environment, which improved the level of origination and refinancing activities. Mortgage banking income includes revenue generated from the sale of mortgage loans and the servicing of previously sold mortgage loans. The mortgage loan sales volume depends heavily on the prevailing interest rates and the strength of the local real estate market. Assuming that interest rates remain at lower levels, Company management anticipates that the level of mortgage loan origination and refinancing activities will remain relatively strong for the remainder of 2003. Income from trust fees increased $43,094 for the second quarter of 2003 compared to the second quarter of 2002 and increased $50,900 for the six-month periods compared. The increase in income from trust fees for the quarters and six month periods compared was primarily attributable to new fiduciary relationships. During the second quarter and first six months of 2003, West Pointe recorded increases in cash surrender value of life insurance of $125,105 and $249,642, respectively, compared to increases of $78,946 and $147,353 recorded during the second quarter and first six months of 2002, respectively. These cash surrender value increases relate to various bank owned life insurance (BOLI) policies which generally serve as informal funding mechanisms for various benefit plans established for directors and certain officers of the Company. These BOLI policies provide certain benefits to the Company including, but not limited to, the exclusion from income taxes on the increase in their cash surrender values. Net securities gains recorded during the second quarter and the first six months of 2003 totaled $127,733 and $461,064, respectively, compared to net securities gains of $100,968 and $340,312 recorded during the second quarter and the first six months of 2002, respectively. Net securities gains recorded during the 2003 and 2002 periods resulted from management's decision to continue efforts to reconfigure certain segments of the investment portfolio to limit potential interest rate risk that could result from a rising interest rate environment.

NONINTEREST EXPENSE

         Total noninterest expense was $3,132,949 for the second quarter of 2003 compared to $2,696,948 for the second quarter of 2002. For the first six months of 2003, total noninterest expense was $6,249,807 compared to $5,308,532 for the same period of 2002. The increases in noninterest expense were primarily attributable to increases in employee compensation and benefits and legal and professional fees. Employee compensation and other benefit expenses increased $175,857 for the second quarter of 2003 compared to the second quarter of 2002 and increased $438,668 for the six-month periods compared. The increases in employee compensation and benefits for the quarters and six-month periods compared were primarily attributable to normal merit increases and staff additions associated with overall growth in banking operations. Legal and professional fees increased $151,055 for the second quarter of 2003 compared to the second quarter of 2002 and increased $286,698 for the six-month periods compared. The increase in legal and professional fees was primarily attributable to legal fees incurred to defend various lawsuits of which the Bank is a party to in the ordinary course of business. Other noninterest expenses increased $110,406 for the second quarter of 2003 compared to the second quarter of 2002 and increased $179,795 for the six-month periods compared. Other noninterest expense includes such items as FDIC insurance premiums, mortgage banking expenses, postage costs and certain credit card program expenses. The increases in other noninterest expense for the periods compared were attributable to numerous categories of other noninterest expense.

INCOME TAX EXPENSE

         West Pointe recorded income tax expense of $319,600 for the second quarter of 2003 compared to $388,500 for the second quarter of 2002. For the first six months of 2003, income tax expense was $598,400 compared to $801,500 for the same period of 2002. The effective income tax rates were 25.0% and 28.1% for the second quarter of 2003 and 2002, respectively. The effective income tax rates were 24.5% and 29.4% for the first six months of 2003 and 2002, respectively. The decreases in income tax expense and the related effective income tax rates for the 2003 periods compared to the 2002 periods primarily resulted from a lower level of income before income taxes, as well as an increase in the amount of income exempt from income taxes.

FINANCIAL CONDITION

GENERAL

         Certain components of West Pointe's consolidated balance sheet at June 30, 2003 compared to December 31, 2002 are presented in summary form in Table 2. Total assets increased $3,676,757 to $415,495,346 compared to $411,818,589 at December 31, 2002. This increase primarily resulted from an increase in investments partially offset by decreases in cash and cash equivalents. The balances in investments and cash and cash equivalents fluctuate based on timing of investment paydowns and reinvestment of those proceeds.

TABLE 2 - Selected Comparative Balance Sheet Items

                                       June 30         December 31
                                        2003              2002
                                   --------------    --------------
Total assets                       $  415,495,346    $  411,818,589
Loans                                 221,736,057       221,581,298
Investments                           159,275,534       146,751,455
Deposits                              356,914,371       350,989,837
Repurchase agreements                  18,336,655        21,692,278
Other borrowings                        1,387,100         1,537,100
Federal Home Loan Bank advances         5,000,000         5,000,000
Stockholders' equity                   29,863,378        28,539,703

LOANS

         Loans increased .1%, or $154,759, from year-end 2002 to June 30, 2003. The majority of this increase was derived from growth in the commercial real estate and real estate construction segments of the portfolio. West Pointe also experienced decreases in the commercial, financial and agricultural and residential real estate segments of the portfolio.

         Table 3 presents the composition of the loan portfolio by type of borrower and major loan category and the percentage of each to the total portfolio for the periods presented.

TABLE 3 - Loan Portfolio Composition

                                                       June 30                            December 31
                                                        2003                                2002
                                          --------------------------------     --------------------------------
Commercial borrowers:                         Amount            Percent            Amount           Percent
                                          --------------    --------------     --------------    --------------
Commercial, financial and agricultural    $   57,018,758              25.7%    $   59,685,132              26.9%
Commercial real estate                        86,153,964              38.9         85,147,362              38.5
Real estate construction                      16,444,194               7.4         11,552,620               5.2
                                          --------------    --------------     --------------    --------------
          Total commercial                   159,616,916              72.0        156,385,114              70.6
                                          --------------    --------------     --------------    --------------

Consumer borrowers:
1-4 family residential real estate            50,842,334              22.9         53,429,407              24.1
Other consumer loans                          11,276,807               5.1         11,766,777               5.3
                                          --------------    --------------     --------------    --------------
          Total consumer                      62,119,141              28.0         65,196,184              29.4
                                          --------------    --------------     --------------    --------------

          Total loans                     $  221,736,057             100.0%    $  221,581,298             100.0%
                                          ==============    ==============     ==============    ==============

INVESTMENTS

         Total investments increased to $159,275,534 at June 30, 2003 compared to $146,751,455 at year-end 2002. The investment portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds not needed to fund loan demand. The investment portfolio also supplies securities as required collateral for certain deposits and for securities sold under agreements to repurchase. Additional information regarding West Pointe's securities sold under agreements to repurchase is presented and discussed under "Borrowings."

         Available-for-sale investments are recorded at fair value. Net unrealized gains on available-for-sale investments totaled $2,717,447 at June 30, 2003, compared to net unrealized gains of $3,530,630 at December 31, 2002.

         Table 4 presents the composition of investments at their carrying values for the periods presented.

TABLE 4 - Investment Portfolio Composition

                                                       June 30         December 31
                                                         2003              2002
                                                    --------------    --------------
Available-for-sale securities:
U. S. government agencies                           $    4,518,130    $    9,087,650
Mortgage-backed securities                             107,815,473        89,547,303
Obligations of states and political subdivisions        34,821,731        38,806,702
Equity securities                                       12,120,200         9,309,800
                                                    --------------    --------------
     Total available-for-sale                       $  159,275,534    $  146,751,455
                                                    ==============    ==============

DEPOSITS

         West Pointe's deposit base is its primary source of liquidity and consists of deposits originating within the communities served by its banking locations. Deposits are West Pointe's primary and most reliable funding source for interest earning assets.

         Total deposits increased $5,924,534 to $356,914,371 at June 30, 2003 from year-end 2002. The noninterest bearing demand deposit, interest bearing demand deposit, and savings and money market deposit components of the deposit portfolio increased $1,344,984, $837,728 and $9,600,584, respectively, from year-end 2002. The increase in noninterest bearing demand deposits was primarily attributable to seasonal fluctuations. The majority of the increase in interest bearing demand deposits was attributable to an increase in account balances associated with one particular public entity. In the normal course of business, account balances associated with this public entity may, on a daily basis, fluctuate significantly. Balances in time deposits decreased $5,858,762 from year-end 2002. This decrease was primarily attributable to a shift from time deposits to more liquid interest-bearing deposits. West Pointe continues to emphasize sales efforts and offers competitive pricing of deposits.

         Table 5 sets forth the composition of deposits and the percentage of each category to total deposits for the periods presented.

TABLE 5 - Deposit Liability Composition

                                                    June 30                             December 31
                                                      2003                                 2002
                                         --------------------------------     --------------------------------
                                             Amount           Percent             Amount           Percent
                                         --------------    --------------     --------------    --------------
Noninterest bearing demand deposits      $   41,949,245              11.8%    $   40,604,261              11.6%
Interest bearing demand deposits             30,719,778               8.6         29,882,050               8.5
Savings and money market deposits           113,570,703              31.8        103,970,119              29.6
Time deposits $100,000 or more               58,466,307              16.4         59,388,680              16.9
Time deposits less than $100,000            112,208,338              31.4        117,144,727              33.4
                                         --------------    --------------     --------------    --------------
     Total deposits                      $  356,914,371             100.0%    $  350,989,837             100.0%
                                         ==============    ==============     ==============    ==============

BORROWINGS

         Total borrowings amounted to $24,723,755 at June 30, 2003, compared to $28,229,378 at year-end 2002. At June 30, 2003 and December 31, 2002, borrowings consisted of securities sold under agreements to repurchase (repurchase agreements), a Federal Home Loan Bank advance and a short-term borrowing with an unaffiliated bank.

         Repurchase agreements decreased $3,355,623 from year-end 2002. These borrowings serve as an alternative funding source to deposits. The majority of the decrease in repurchase agreements was in the form of cash management repurchase agreement accounts. Such accounts involve the daily transfer of excess funds from noninterest bearing deposit accounts into interest bearing cash management repurchase agreement accounts. Cash management repurchase agreement accounts are marketed to commercial and individual deposit customers and are considered to be a stable source of funds. Repurchase agreements, other than cash management repurchase agreements, generally represent an alternative to short-term certificates of deposit.

         At June 30, 2003 and December 31, 2002, the Bank had one $5,000,000 Federal Home Loan Bank advance, which reflected an interest rate of 5.63% and had a scheduled maturity of December 13, 2004. This advance is callable on a quarterly basis.

         At June 30, 2003, other borrowings consisted of a $1,387,100 borrowing under a line of credit with an unaffiliated bank. This line of credit allows for borrowings, by West Pointe, of up to $5,000,000. The line of credit matures on January 7, 2004, and bears interest at a rate of 50 basis points under the prime-lending rate. As of December 31, 2002, the amount of this borrowing totaled $1,537,100.

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

         At June 30, 2003, nonperforming assets totaled $2,681,495, or .65% of total assets, compared to nonperforming assets at year-end 2002 of $2,101,904 or ..51% of total assets. Nonperforming assets, at June 30, 2003, included $468,212 relating to foreclosed property. All foreclosed property is held for sale and is initially recorded on an individual property basis at estimated fair value less cost to sell. Subsequent to foreclosure, foreclosed properties are evaluated by management and a valuation allowance is established if the estimated fair value declines. As of June 30, 2003, management does not anticipate any significant losses upon the disposition of the remaining foreclosed property. Nonperforming loans in the commercial, financial and agricultural segment of the portfolio decreased $479,917 from December 31, 2002. The majority of this decrease related to payments received on loans to one commercial borrower. Nonperforming loans in the 1-4 family residential real estate segment of the portfolio increased $1,031,111 and primarily related to several loans to one borrower. The remaining categories of nonperforming loans relating to other consumer loans remained relatively stable at June 30, 2003 compared to December 31, 2002. Management is in various stages of workout or liquidation of the remaining nonperforming loans.

         Table 6 sets forth a summary of West Pointe's loan portfolio mix and nonperforming assets.

TABLE 6 - Loan Portfolio Mix and Nonperforming Assets

                                                          June 30, 2003                         December 31, 2002
                                                ----------------------------------     ----------------------------------
                                                  Loans and                              Loans and
                                                  Foreclosed       Non-performing        Foreclosed       Non-performing
                                                   Property            Assets             Property             Assets
                                                ---------------    ---------------     ---------------    ---------------
Commercial borrowers:
Commercial, financial and agricultural          $    57,018,758    $       361,265     $    59,685,132    $       841,182
Commercial real estate                               86,153,964            653,264          85,147,362            721,896
Real estate construction                             16,444,194                 --          11,552,620                 --
                                                ---------------    ---------------     ---------------    ---------------
          Total commercial                          159,616,916          1,014,529         156,385,114          1,563,078

Consumer borrowers:
1-4 family residential
     real estate                                     50,842,334          1,177,944          53,429,407            146,833
Other consumer loans                                 11,276,807             20,810          11,766,777             26,993
                                                ---------------    ---------------     ---------------    ---------------
          Total consumer                             62,119,141          1,198,754          65,196,184            173,826
                                                ---------------    ---------------     ---------------    ---------------
          Total loans                               221,736,057          2,213,283         221,581,298          1,736,904
Foreclosed property                                     468,212            468,212             365,000            365,000
                                                ---------------    ---------------     ---------------    ---------------
          Total                                 $   222,204,269    $     2,681,495     $   221,946,298    $     2,101,904
                                                ===============    ===============     ===============    ===============

Nonaccrual loans                                                   $     1,265,714                        $       796,349
Accruing loans past due 90 days or more                                    947,569                                940,555
Troubled debt restructurings                                                    --                                     --
                                                                   ---------------                        ---------------
     Total nonperforming loans                                           2,213,283                              1,736,904
Foreclosed property                                                        468,212                                365,000
                                                                   ---------------                        ---------------
     Total nonperforming assets                                    $     2,681,495                        $     2,101,904
                                                                   ===============                        ===============

Nonperforming loans to total loans                                            1.00%                                   .78%
Nonperforming assets to total loans
     and foreclosed property                                                  1.21%                                   .95%
Nonperforming assets to total assets                                           .65%                                   .51%

         Net charge-offs for the second quarter of 2003 totaled $199,731 compared to $91,341 for the second quarter of 2002. During the first six months of 2003, net charge-offs totaled $308,290 compared to $141,642 for the first six months of 2002. Charge-offs recorded in the commercial, financial and agricultural segment of the loan portfolio during the second quarter and first six months of 2003 totaled $188,381 and $229,100, respectively and were primarily due to one borrower. Charge-offs and recoveries recorded during the second quarter and first six months of 2003 and 2002 in all other segments of the loan portfolio were not significant.

         West Pointe's allowance for loan losses at June 30, 2003, increased to $2,791,156 from $2,409,446 at December 31, 2002. The increase in the allowance for loan losses was primarily due to overall growth in the loan portfolio as well as an increase in non-performing loans. At June 30, 2003, the allowance for loan losses represented 126.11% of nonperforming loans compared to 274.42% at June 30, 2002. The ratio of the allowance for loan losses to total loans was 1.26% at June 30, 2003 compared to 1.14% at June 30, 2002. Management believes that the allowance for loan losses at June 30, 2003 was adequate to absorb probable incurred losses in the loan portfolio. However, past loan loss experience as it relates to current portfolio mix, evaluation of potential losses in the portfolio, subsequent changes in economic conditions and other factors may require changes in the levels of the allowance for loan losses.

         Table 7 presents information pertaining to the activity in and an analysis of West Pointe's allowance for loan losses for the periods presented.

TABLE 7 - Allowance For Loan Losses

                                                     Three Months Ended                Six Months Ended
                                                          June 30                          June 30
                                               -----------------------------     -----------------------------
                                                   2003             2002             2003             2002
                                               ------------     ------------     ------------     ------------
Balance at beginning of period                 $  2,795,887     $  2,324,051     $  2,409,446     $  2,224,352
Loans charged off:
     Commercial, financial and
     agricultural                                   188,381           55,940          229,100           59,257
     Real estate:
          Commercial                                     --            6,662               --           33,935
          Residential                                    --           15,000           89,390           19,761
                                               ------------     ------------     ------------     ------------
               Total real estate                         --           21,662           89,390           53,696
                                               ------------     ------------     ------------     ------------
     Consumer                                         1,128           14,084           25,519           18,312
     Credit cards                                    14,894           12,501           14,894           24,221
                                               ------------     ------------     ------------     ------------
               Total charge-offs                    204,403          104,187          358,903          155,486
                                               ------------     ------------     ------------     ------------

Recoveries of loans previously charged off:
     Commercial, financial and                        3,666            2,619           49,339            2,619
     agricultural
     Real estate:
          Commercial                                     --            7,722               --            7,722
          Residential                                    --               --               --              275
                                               ------------     ------------     ------------     ------------
               Total real estate                         --            7,722               --            7,997
                                               ------------     ------------     ------------     ------------
     Consumer                                           936            2,505            1,171            3,228
     Credit cards                                        70               --              103               --
                                               ------------     ------------     ------------     ------------
               Total recoveries                       4,672           12,846           50,613           13,844
                                               ------------     ------------     ------------     ------------

Net charge-offs                                     199,731           91,341          308,290          141,642
Provision for loan losses                           195,000          150,000          690,000          300,000
                                               ------------     ------------     ------------     ------------
Balance at end of period                       $  2,791,156     $  2,382,710     $  2,791,156     $  2,382,710
                                               ============     ============     ============     ============

Net charge-offs (annualized) as a
     percent of average total loans                     .36%             .18%             .28%             .14%
Allowance for loan losses to total loans               1.26%            1.14%            1.26%            1.14%
Allowance for loan losses to
     nonperforming loans                             126.11%          274.42%          126.11%          274.42%

CAPITAL RESOURCES

CAPITAL RESOURCES

         Total stockholders' equity increased $1,323,675 from $28,539,703 at December 31, 2002 to $29,863,378 at June 30, 2003. Net income for the six-month period ended June 30, 2003 was $1,844,410. Accumulated other comprehensive income decreased $504,174 to $1,684,817 at June 30, 2003. The decrease is attributable to investment gains realized during the first six months of 2003 as well as a slight decrease in the market value of the remainder of the investment portfolio.

         Financial institutions are required to maintain ratios of capital to assets in accordance with guidelines promulgated by the federal banking regulators. The guidelines are commonly known as "Risk-Based Guidelines" as they define the capital level requirements of a financial institution based upon the level of credit risk associated with holding various categories of assets. The Risk-Based Guidelines require minimum ratios of Tier 1 and Total Capital to risk-weighted assets of 4% and 8%, respectively. At June 30, 2003, West Pointe's Tier 1 and Total capital ratios were 11.20% and 12.31%, respectively. In addition to the Risk-Based Guidelines, the federal banking agencies have established a minimum leverage ratio guideline for financial institutions (the "Leverage Ratio Guideline"). The Leverage Ratio Guideline provides for a minimum ratio of Tier 1 capital to average assets of 4%. West Pointe's leverage ratio at June 30, 2003, was 6.82%. Accordingly, West Pointe has satisfied these regulatory guidelines.

RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. As the Company does not have these instruments, this statement is not anticipated to materially affect the Company's operating results or financial condition.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how certain financial instruments with characteristics of both liabilities and equity should be classified. All financial instruments that are within the scope of this statement should now be classified as liabilities. This statement is effective for financial statements entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 13, 2003. As the Company does not have these instruments, this statement is not anticipated to materially affect the Company's operating results or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There has been no material change to the market risk position from that disclosed as of December 31, 2002, the end of the last fiscal year.


ITEM 4. CONTROLS AND PROCEDURES

         An evaluation was performed under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(c)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company's management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation. There were no changes in the Company's internal control over financial reporting during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company, West Pointe Bancorp, Inc., is not a party to any material pending legal proceedings before any court, administrative agency or any tribunal, nor is the Company aware of any litigation which is threatened against it in any court, administrative agency, or other tribunal; however, the Bank, West Pointe Bank and Trust Company is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business from time to time. Bank management is of the opinion, based upon present information, including evaluations by outside counsel, that the Bank's financial condition, results of operations or cash flows will not be materially affected by the ultimate resolution of pending or threatened legal proceedings.

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

         (1) The following persons nominated as Directors were re-elected:

            Class III              For            Against        Withheld
         ------------------    ------------    ------------    ------------
         Terry W. Schaefer     752,328.6494               0             400
         Edward J. Szewczyk    752,328.6494               0             400
         Wayne W. Weeke        752,328.6494               0             400

         Other directors continuing in office are as follows: William C. Allison, Harry E. Cruncleton, David G. Embry, Jack B. Haydon and Charles G. Kurrus, III.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: See Exhibit Index on page 22 hereof.

         (b) Reports on Form 8-K:

                  (1) The Company filed a Form 8-K May 30, 2003 under Item 4, which reported the resignation of its prior certifying accountants, Rubin, Brown, Gornstein & Co., LLP and the engagement of Crowe Chizek and Company LLC as its principal accountants.

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

DATE: August 13, 2003                   By: /s/ Terry W. Schaefer
----------------------                      ---------------------
                                            Terry W. Schaefer
                                            President and Chief
                                            Executive Officer

DATE: August 13, 2003                   By: /s/ Bruce A. Bone
----------------------                      -----------------
                                            Bruce A. Bone
                                            Executive Vice President and
                                            Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
 3.1      Articles of Incorporation (1)

 3.2      Bylaws of West Pointe Bancorp, Inc. (1)

10.1      Amendment dated June 24, 2003, to Salary Continuation Agreement for
          Glennon A. Albers

10.2      Amendment dated June 24, 2003, to Salary Continuation Agreement for
          Bruce A. Bone

10.3      Amendment dated June 24, 2003, to Salary Continuation Agreement for
          Robert G. Cady

10.4      Amendment dated June 24, 2003, to Salary Continuation Agreement for
          Bonnie M. Hettenhausen

10.5      Amendment dated June 24, 2003, to Salary Continuation Agreement for
          Dale A. Hoepfinger

10.6      Amendment dated June 24, 2003, to Salary Continuation Agreement for
          William Metzger

10.7      Amendment dated June 24, 2003, to Salary Continuation Agreement for
          Albert A. Miller

10.8      Amendment dated June 24, 2003, to Salary Continuation Agreement for
          Terry Schaefer

10.9      Amendment dated June 24, 2003, to Split-Dollar Agreement for Terry
          Schaefer

11.1      Computation of Net Income Per Share (incorporated by reference to Note
          B of West Pointe's unaudited interim consolidated financial statements included herein).

31.1      Certification of President and Chief Executive Officer Pursuant to
          Rule 13a-14(a) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2      Certification of Executive Vice President and Chief Financial Officer
          Pursuant to Rule 13a-14(a) or 15d-15(e) of the Exchange Act, as
          Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1      Certification of President and Chief Executive Officer Pursuant to 18
          U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.

32.2      Certification of Executive Vice President and Chief Financial Officer
          Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




(1) Documents incorporated by reference to the Company's Registration Statement on Form 10 (file no. 000-30505) at the corresponding exhibit. All such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.