Form 10-Q
period 2003-09-30
WEST POINTE BANCORP INC
filed 2003-11-13
CIK 1040589

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period          to
                                           --------    --------

                           Commission File No. 0-30505

                            WEST POINTE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

        Illinois                                          36-4149655
------------------------                       ---------------------------------
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

                           Yes [ ]           No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                                  Outstanding at November 7, 2003
-------------------------                        -------------------------------
Common stock $1 par value                                   987,951

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WEST POINTE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                     (UNAUDITED)
                                                                                    SEPTEMBER 30     DECEMBER 31
                                                                                        2003            2002
                                                                                   --------------   --------------
Assets
     Cash and due from banks                                                       $   11,279,065   $   10,660,773
     Interest bearing due from banks                                                   10,306,530       11,813,253
                                                                                   --------------   --------------
         Cash and cash equivalents                                                     21,585,595       22,474,026
     Investments:
       Available-for-sale, at fair value (amortized cost of $174,609,259 and
         $143,220,825 at September 30, 2003 and December 31, 2002,
         respectively)                                                                175,729,949      146,751,455
     Loans                                                                            211,749,325      221,581,298
       Allowance for loan losses                                                       (2,388,497)      (2,409,446)
                                                                                   --------------   --------------
         Net Loans                                                                    209,360,828      219,171,852
     Accrued interest receivable                                                        1,811,852        2,086,560
     Real estate acquired by foreclosure                                                  365,000          365,000
     Bank premises and equipment                                                       12,089,216       11,712,031
     Income taxes receivable                                                               97,024          961,133
     Other assets                                                                       8,704,263        8,296,532
                                                                                   --------------   --------------
         Total Assets                                                              $  429,743,727   $  411,818,589
                                                                                   ==============   ==============
Liabilities
     Deposits:
       Noninterest bearing                                                         $   40,079,546   $   40,604,261
       Interest bearing                                                               326,426,453      310,385,576
                                                                                   --------------   --------------
         Total Deposits                                                               366,505,999      350,989,837
     Securities sold under agreements to repurchase                                    23,712,817       21,692,278
     Other borrowings                                                                   1,312,100        1,537,100
     Federal Home Loan Bank advance                                                     5,000,000        5,000,000
     Accrued interest payable                                                             659,971          874,845
     Deferred tax liability, net                                                          837,196        1,568,717
     Other liabilities                                                                  2,062,124        1,616,109
                                                                                   --------------   --------------
         Total Liabilities                                                            400,090,207      383,278,886

Stockholders' Equity
     Preferred stock, $1 par value - 50,000 shares authorized
       and unissued                                                                            --               --
     Common stock, $1 par value - 10,000,000 shares authorized;
       1,005,701, and 995,835 shares issued at September 30, 2003 and
       December 31, 2002, respectively                                                  1,005,701          995,835
     Surplus                                                                           13,366,228       13,005,154
     Retained earnings                                                                 15,235,338       12,998,298
     Treasury stock, 17,750 shares, at cost                                              (648,575)        (648,575)
     Accumulated other comprehensive income                                               694,828        2,188,991
                                                                                   --------------   --------------
         Total Stockholders' Equity                                                    29,653,520       28,539,703
                                                                                   --------------   --------------
         Total Liabilities and Stockholders' Equity                                $  429,743,727   $  411,818,589
                                                                                   ==============   ==============

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                 SEPTEMBER 30                SEPTEMBER 30
                                                            -----------------------   ------------------------
                                                               2003         2002         2003          2002
                                                            ----------   ----------   ----------    ----------
Interest and Fee Income:
     Loans
         Taxable                                            $3,525,846   $3,887,671  $11,054,796   $11,481,466
         Non-taxable                                            41,807       47,312      136,878        97,503
     Investments
         Taxable                                               986,289    1,265,301    3,040,282     3,616,908
         Non-taxable                                           353,173      417,406    1,097,318     1,200,434
     Federal funds sold                                             --          383           --           570
     Deposits with banks                                        33,088       75,516       91,500       178,701
                                                            ----------   ----------   ----------   -----------
       Total Interest and Fee Income                         4,940,203    5,693,589   15,420,774    16,575,582
Interest Expense:
     Deposits                                                1,537,373    2,144,722    5,054,367     6,403,182
     Securities sold under agreements to repurchase             72,373      100,136      245,035       248,961
     Other borrowings                                           11,729       17,554       38,702        52,906
     Federal Home Loan Bank advance                             71,939       71,939      213,471       213,471
                                                            ----------   ----------   ----------   -----------
       Total Interest Expense                                1,693,414    2,334,351    5,551,575     6,918,520
                                                            ----------   ----------   ----------   -----------
         Net Interest Income                                 3,246,789    3,359,238    9,869,199     9,657,062
Provision for Loan Losses                                      160,000      150,000      850,000       450,000
                                                            ----------   ----------   ----------   -----------
         Net Interest Income After
         Provision For Loan Losses                           3,086,789    3,209,238    9,019,199     9,207,062
Noninterest Income:
     Service charges on deposits                               331,336      366,324      999,410     1,033,800
     Mortgage banking                                          228,806      149,951      789,559       302,355
     Trust fees                                                165,062      150,344      513,835       448,217
     Brokerage income                                           93,551       69,007      232,919       182,213
     Credit card income                                         88,230       94,424      289,140       273,332
     Increase in cash surrender value of life insurance        123,560       94,263      373,202       241,616
     Gain on sale of investments, net                               --           --      461,064       340,312
     Other                                                      51,145       74,703      182,768       214,908
                                                            ----------   ----------   ----------   -----------
       Total Noninterest Income                              1,081,690      999,016    3,841,897     3,036,753
Noninterest Expense:
     Employee compensation and benefits                      1,647,654    1,437,703    4,877,715     4,229,096
     Occupancy, net                                            194,693      191,598      527,087       545,076
     Furniture and equipment                                   170,405      158,186      501,493       441,503
     Legal and professional fees                               257,148      219,624      830,666       506,444
     Data processing                                           112,285      110,538      346,738       338,476
     Advertising                                               100,483       88,388      282,355       267,348
     Other                                                     664,188      652,410    2,030,609     1,839,036
                                                            ----------   ----------   ----------   -----------
       Total Noninterest Expense                             3,146,856    2,858,447    9,396,663     8,166,979
                                                            ----------   ----------   ----------   -----------
Income Before Income Taxes                                   1,021,623    1,349,807    3,464,433     4,076,836
Income Tax Expense                                             236,200      366,500      834,600     1,168,000
                                                            ----------   ----------   ----------   -----------

Net Income                                                  $  785,423   $  983,307   $2,629,833   $ 2,908,836
                                                            ==========   ==========   ==========   ===========

Average Shares Outstanding:
     Basic                                                     984,754      975,182      981,674       973,678
     Diluted                                                 1,019,996      996,446    1,014,699       992,339
Per Share Data:
     Net income:
       Basic                                                $      .80   $     1.01   $     2.68    $     2.99
       Diluted                                              $      .77   $      .99   $     2.59    $     2.93

     Dividends declared                                     $      .14   $      .12   $      .40    $      .32

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                  SEPTEMBER 30              SEPTEMBER 30
                                                            -----------------------   -----------------------
                                                               2003         2002         2003        2002
                                                            ----------   ----------   ----------   ----------
Net Income                                                  $  785,423   $  983,307   $2,629,833   $2,908,836
Other Comprehensive Income (Loss), Net Of Tax
   Unrealized holding gains (losses) on investments
      available for sale (net of income tax (benefit) of
      $(606,767) and $(740,573) for the three and nine
      months ended September 30, 2003 and $335,806 and
      $1,357,746 for the three and nine months ended
      September 30, 2002, respectively)                       (989,989)     547,893   (1,208,303)   2,215,269
   Less adjustment for realized gains included in net
      income (net of income taxes of $0 and $175,204 for
      the three and nine months ended September 30, 2003
      and $0 and $129,319 for the three and nine months
      ended September 30, 2002, respectively)                       --           --      285,860      210,993
                                                            ----------   ----------   ----------   ----------
Other Comprehensive Income (Loss)                             (989,989)     547,893   (1,494,163)   2,004,276
                                                            ----------   ----------   ----------   ----------
Comprehensive Income (Loss)                                 $ (204,566)  $1,531,200   $1,135,670   $4,913,112
                                                            ==========   ==========   ==========   ==========

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                                             SEPTEMBER 30
                                                                                   -------------------------------
                                                                                        2003             2002
                                                                                   --------------   --------------
Operating Activities
    Net income                                                                     $    2,629,833   $    2,908,836
    Adjustments to reconcile net income to net cash provided
      by operating activities:
             Depreciation and amortization                                                535,615          486,226
             Net amortization on investments                                            1,086,623          531,888
             Gain on sale of investments, net                                            (461,064)        (340,312)
             Gain on sale of mortgage loans                                              (717,151)        (273,011)
             Gain on sale of real estate acquired by foreclosure                          (25,948)              --
             Loss on disposition of bank premises and equipment                             9,895               --
             Deferred income tax                                                          184,256          (20,379)
             Federal Home Loan Bank stock dividends                                      (595,300)        (237,200)
             Provision for loan losses                                                    850,000          450,000
          Changes in:
             Accrued interest receivable                                                  274,708         (168,657)
             Accrued interest payable                                                    (214,874)        (235,215)
             Mortgage loans held for sale                                               3,033,463          476,442
             Other assets and other liabilities, net                                    1,275,595          230,667
                                                                                   --------------   --------------
Net Cash Provided By Operating Activities                                               7,865,651        3,809,285

Investing Activities
    Proceeds from sales of investments available for sale                              13,132,978       24,698,994
    Proceeds from maturities of investments available for sale                         76,086,591       22,922,446
    Purchases of investments available for sale                                      (120,638,262)     (69,244,758)
    Net (increase) decrease in loans                                                    6,541,500      (13,718,169)
    Purchases of life insurance policies                                                       --       (3,096,860)
    Increase in cash surrender value of life insurance policies                          (373,202)        (241,616)
    Proceeds from sales of real estate acquired by foreclosure                            129,160          149,219
    Purchases of bank premises and equipment                                             (922,695)        (508,509)
                                                                                   --------------   --------------
Net Cash Used In Investing Activities                                                 (26,043,930)     (39,039,253)

Financing Activities
    Net decrease in noninterest bearing deposits                                         (524,715)      (1,884,080)
    Net increase in interest bearing deposits                                          16,040,877       25,619,920
    Net increase in securities sold under agreements to repurchase                      2,020,539       11,239,068
    Increase (decrease) in other borrowings                                              (225,000)         124,600
    Proceeds from issuance of common stock                                                370,940          155,036
    Purchase of treasury stock                                                                 --         (311,075)
    Dividends paid                                                                       (392,793)        (311,534)
                                                                                   --------------   --------------
Net Cash Provided By Financing Activities                                              17,289,848       34,631,935
                                                                                   --------------   --------------
Net Decrease in Cash and Cash Equivalents                                                (888,431)        (598,033)
Cash and Cash Equivalents - Beginning of Year                                          22,474,026       20,281,637
                                                                                   --------------   --------------
Cash and Cash Equivalents - End of Period                                          $   21,585,595   $   19,683,604
                                                                                   ==============   ==============

Supplemental Disclosure of Cash Flow Information
    Interest paid                                                                  $    5,766,449   $    7,153,735
    Income taxes paid                                                                     345,000        1,443,898
    Real estate acquired in settlement of loans                                           103,212          260,000

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

                                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                  SEPTEMBER 30              SEPTEMBER 30
                                                            -----------------------   -----------------------
                                                               2003         2002         2003         2002
                                                            ----------   ----------   ----------   ----------
Net income, as reported                                     $  785,423   $  983,307   $2,629,833   $2,908,836
Less: Total stock-based employee
   compensation cost determined under the fair
   value based method, net of income taxes                     (54,454)     (43,588)    (163,362)    (130,764)
                                                            ----------   ----------   ----------   ----------
   Pro forma net income                                     $  730,969   $  939,719   $2,466,471   $2,778,072
                                                            ==========   ==========   ==========   ==========
Earnings per share:
   Basic - as reported                                      $      .80   $     1.01         2.68   $     2.99
   Basic - pro forma                                               .74          .96         2.51         2.85
   Diluted - as reported                                           .77          .99         2.59         2.93
   Diluted - pro forma                                             .72          .94         2.43         2.80

NOTE B--NET INCOME PER SHARE

         The calculation of net income per share is summarized as follows:

                                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                 SEPTEMBER 30               SEPTEMBER 30
                                                            -----------------------   -----------------------
                                                               2003         2002         2003         2002
                                                            ----------   ----------   ----------   ----------
Basic
     Net Income                                             $  785,423   $  983,307   $2,629,833   $2,908,836
                                                            ==========   ==========   ==========   ==========

     Average common shares outstanding                         984,754      975,182   $  981,674      973,678
                                                            ==========   ==========   ==========   ==========

     Net income per common share - basic                    $      .80   $     1.01         2.68   $     2.99
                                                            ==========   ==========   ==========   ==========

Diluted
     Net Income                                             $  785,423   $  983,307   $2,629,833   $2,908,836
                                                            ==========   ==========   ==========   ==========

     Average common shares outstanding                         984,754      975,182      981,674      973,678

     Dilutive potential due to stock options                    35,242       21,264       33,025       18,661
                                                            ----------   ----------   ----------   ----------

     Average common shares outstanding                       1,019,996      996,446    1,014,699      992,339
                                                            ==========   ==========   ==========   ==========

     Net income per common share - diluted                  $      .77   $      .99   $     2.59   $     2.93
                                                            ==========   ==========   ==========   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion describes West Pointe's results of operations during the three-month and nine-month periods ended September 30, 2003 and 2002, and its financial condition, asset quality, and capital resources as of September 30, 2003 and December 31, 2002. This discussion should be read in conjunction with West Pointe's unaudited consolidated financial statements and notes thereto. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

OVERVIEW

         Net income for the third quarter of 2003 was $785,423 or $.77 per diluted common share compared to net income of $983,307 or $.99 per diluted common share for the third quarter of 2002. Net income for the first nine months of 2003 was $2,629,833 or $2.59 per diluted common share compared to net income of $2,908,836 or $2.93 per diluted common share for the first nine months of 2002. Return on average assets for the third quarter and first nine months of 2003 was .74% and .84%, respectively, compared to .97% and 1.03% for the third quarter and first nine months of 2002, respectively. Return on average equity for the third quarter and first nine months of 2003 was 10.58% and 12.01%, respectively, compared to 14.44% and 15.39% for the third quarter and first nine months of 2002, respectively.

         The decrease in net income for the quarters compared, was primarily attributable to a reduction in net interest income and an increase in noninterest expense, partially offset by an increase in noninterest income and a reduction in income tax expense. The decrease in net income for the nine-month periods compared, was primarily attributable to an increase in the provision for loan losses and an increase in noninterest expense, partially offset by an increase in noninterest income and a reduction in income tax expense.

         Total assets at September 30, 2003 increased to $429,743,727 from $411,818,589 at December 31, 2002. The increase in total assets was primarily associated with an increase in investments, partially offset by a decrease in loans. The increase in total assets was funded primarily by an increase in deposits.

RESULTS OF OPERATIONS

         Table 1 summarizes West Pointe's statements of income and the change in each category for the periods presented.

TABLE 1 - Comparative Statements of Income

                                                                  Three Months Ended
                                                                      September 30                            Change
                                                            -------------------------------        --------------------------
                                                                2003               2002              Amount           Percent
                                                            ------------       ------------        ----------         -------
Total interest income
     (fully tax-equivalent)                                 $  5,114,798       $  5,861,624        $ (746,826)        (12.7)%
Total interest expense                                         1,693,414          2,334,351          (640,937)        (27.5)
                                                            ------------       ------------        ----------
          Net interest income                                  3,421,384          3,527,273          (105,889)         (3.0)
Provision for loan losses                                        160,000            150,000            10,000           6.7
Noninterest income:
     Service charges on deposits                                 331,336            366,324           (34,988)         (9.6)
     Mortgage banking                                            228,806            149,951            78,855          52.6
     Trust fees                                                  165,062            150,344            14,718           9.8
     Brokerage income                                             93,551             69,007            24,544          35.6
     Credit card income                                           88,230             94,424            (6,194)         (6.6)
     Increase in cash surrender value of life insurance          123,560             94,263            29,297          31.1
     Other                                                        51,145             74,703           (23,558)        (31.5)
                                                            ------------       ------------        ----------
          Total                                                1,081,690            999,016            82,674           8.3
                                                            ------------       ------------        ----------
Noninterest expense:
     Employee compensation and benefits                        1,647,654          1,437,703           209,951          14.6
     Occupancy, net                                              194,693            191,598             3,095           1.6
     Furniture and equipment                                     170,405            158,186            12,219           7.7
     Legal and professional fees                                 257,148            219,624            37,524          17.1
     Data processing                                             112,285            110,538             1,747           1.6
     Advertising                                                 100,483             88,388            12,095          13.7
     Other                                                       664,188            652,410            11,778           1.8
                                                            ------------       ------------        ----------
          Total                                                3,146,856          2,858,447           288,409          10.1
                                                            ------------       ------------        ----------
Income before income taxes                                     1,196,218          1,517,842          (321,624)        (21.2)
Less: tax-equivalent adjustment                                  174,595            168,035             6,560           3.9
Income tax expense                                               236,200            366,500          (130,300)        (35.6)
                                                            ------------       ------------        ----------
Net income                                                  $    785,423       $    983,307        $ (197,884)        (20.1)%
                                                            ============       ============        ==========

                                                               Nine Months Ended
                                                                   September 30                             Change
                                                          -------------------------------        --------------------------
                                                              2003               2002               Amount         Percent
                                                          ------------       ------------        ------------     ---------
Total interest income
     (fully tax-equivalent)                               $ 15,959,219       $ 17,055,982        $ (1,096,763)       (6.4)%
Total interest expense                                       5,551,575          6,918,520          (1,366,945)      (19.8)
                                                          ------------       ------------        ------------
          Net interest income                               10,407,644         10,137,462             270,182         2.7
Provision for loan losses                                      850,000            450,000             400,000        88.9
Noninterest income:
     Service charges on deposits                               999,410          1,033,800             (34,390)       (3.3)
     Mortgage banking                                          789,559            302,355             487,204       161.1
     Trust fees                                                513,835            448,217              65,618        14.6
     Brokerage income                                          232,919            182,213              50,706        27.8
     Credit card income                                        289,140            273,332              15,808         5.8
     Increase in cash surrender value of life insurance        373,202            241,616             131,586        54.5
     Gain on sale of investments, net                          461,064            340,312             120,752        35.5
     Other                                                     182,768            214,908             (32,140)      (15.0)
                                                          ------------       ------------        ------------
          Total                                              3,841,897          3,036,753             805,144        26.5
                                                          ------------       ------------        ------------
Noninterest expense:
     Employee compensation and benefits                      4,877,715          4,229,096             648,619        15.3
     Occupancy, net                                            527,087            545,076             (17,989)       (3.3)
     Furniture and equipment                                   501,493            441,503              59,990        13.6
     Legal and professional fees                               830,666            506,444             324,222        64.0
     Data processing                                           346,738            338,476               8,262         2.4
     Advertising                                               282,355            267,348              15,007         5.6
     Other                                                   2,030,609          1,839,036             191,573        10.4
                                                          ------------       ------------        ------------
          Total                                              9,396,663          8,166,979           1,229,684        15.1
                                                          ------------       ------------        ------------
Income before income taxes                                   4,002,878          4,557,236            (554,358)      (12.2)
Less: tax-equivalent adjustment                                538,445            480,400              58,045        12.1
Income tax expense                                             834,600          1,168,000            (333,400)      (28.5)
                                                          ------------       ------------        ------------
Net income                                                $  2,629,833       $  2,908,836        $   (279,003)       (9.6)%
                                                          ============       ============        ============

NET INTEREST INCOME

         Tax-equivalent net interest income decreased $105,889 or 3.0% for the third quarter of 2003 compared to the same quarter of 2002 and increased $270,182 or 2.7% for the first nine months of 2003 compared to the same period of 2002. The decrease in tax-equivalent net interest income for the third quarter of 2003 was principally attributable to a decrease in tax-equivalent interest income partially offset by a decrease in interest expense. The increase in tax-equivalent net interest income for the first nine months of 2003 was principally attributable to a decrease in interest expense partially offset by a decrease in tax-equivalent interest income.

         Total tax-equivalent interest income decreased $746,826 or 12.7% for the third quarter of 2003 compared to the same quarter of 2002 and decreased $1,096,763 or 6.4% for the first nine months of 2003 compared to the same period of 2002. The decreases in tax-equivalent interest income for the quarters and nine-month periods compared were primarily attributable to the lower interest rate environment, partially offset by higher volumes of interest earning assets. Average earning assets increased $20,107,886 or 5.4% for the third quarter of 2003 compared to the same quarter of 2002 and increased $33,026,397 or 9.4% for the first nine months of 2003 compared to the same period of 2002. Average earning assets excluding loans increased $14,344,283 for the third quarter of 2003 compared to the same quarter of 2002 and increased $18,009,029 for the first nine months of 2003 compared to the same period of 2002. The yield on these assets decreased 130 basis points for the third quarter of 2003 compared to the same quarter of 2002 and decreased 116 basis points for the first nine months of 2003 compared to the same period of 2002. Average loans increased $5,763,603 for the third quarter of 2003 compared to the same quarter of 2002 and increased $15,017,368 for the first nine months of 2003 compared to the same period of 2002. The yield on loans decreased 84 basis points for the third quarter of 2003 compared to the same quarter of 2002 and decreased 71 basis points for the first nine months of 2003 compared to the same period of 2002. The increase in the volume of average earning assets for all periods compared was due to internal growth in the loan and investment portfolios. The decrease in the yield was a result of a declining interest rate environment.

         Total interest expense decreased $640,937 or 27.5% for the third quarter of 2003 compared to the same quarter of 2002 and decreased $1,366,945 or 19.8% for the first nine months of 2003 compared to the same period of 2002. The decreases in interest expense were primarily attributable to the lower interest rate environment, partially offset by higher volumes of interest-bearing liabilities. Average interest-bearing liabilities increased $15,939,448 for the third quarter of 2003 compared to the same quarter of 2002 and increased $30,056,644 for the first nine months of 2003 compared to the same period of 2002. The average rate paid on interest-bearing liabilities decreased 84 basis points to 1.91% for the third quarter of 2003 compared to the same quarter of 2002. The average rate paid on interest-bearing liabilities decreased 78 basis points to 2.13% for the first nine months of 2003 compared to the same period of 2002. The decrease in the average rate for all periods compared was due to a declining interest rate environment.

         The net interest margin was 3.48% for the third quarter of 2003 compared to 3.77% for the same quarter of 2002. The net interest margin for the first nine months of 2003 was 3.61% compared to 3.85% for the same period of 2002. The decreases in the net interest margin for the quarters and nine-month periods compared primarily resulted from the Company's yield on interest earning assets declining at a faster pace than the Company's cost of funds.

PROVISION FOR LOAN LOSSES

         The provision for loan losses was $160,000 and $850,000 for the third quarter and first nine months of 2003, respectively, compared to $150,000 and $450,000 for the third quarter and first nine months of 2002, respectively. The provision for loan losses represents management's judgment of the cost associated with credit risk inherent in the loan portfolio. Factors which influence management's determination of the provision for loan losses include, among other things, size and quality of the loan portfolio measured against prevailing economic conditions, regulatory guidelines, a review of individual loans and historical loan loss experience. The increases in the provision for loan losses for the quarter and nine-month period ending September 30, 2003 compared to the same periods of 2002 were primarily reflective of higher net charge-offs and an increase in non-performing loans. Activity in the allowance for loan losses and nonperforming loan data are presented under "ASSET QUALITY."

NONINTEREST INCOME

         Total noninterest income was $1,081,690 for the third quarter of 2003 compared to $999,016 for the same quarter of 2002. Noninterest income totaled $3,841,897 for the first nine months of 2003 compared to $3,036,753 for the same period of 2002. Income from mortgage banking services increased $78,855 for the third quarter of 2003 compared to the same quarter of 2002 and increased $487,204 for the nine-month periods compared. The increases in mortgage banking income for the periods compared were primarily attributable to the lower interest rate environment, which improved the level of origination and refinancing activities. Mortgage banking income includes revenue generated from the sale of mortgage loans and the servicing of previously sold mortgage loans. The mortgage loan sales volume depends heavily on the prevailing interest rates and the strength of the local real estate market. Due to a slight increase in interest rates during the third quarter, Company management anticipates that the level of mortgage loan origination and refinancing activities will decrease for the remainder of 2003. Income from trust fees increased $14,718 for the third quarter of 2003 compared to the same quarter of 2002 and increased $65,618 for the nine month periods compared. The increase in income from trust fees for the quarters and nine month periods compared was primarily attributable to new fiduciary relationships. Brokerage income increased $24,544 for the third quarter of 2003 compared to the same quarter of 2002, and increased $50,706 for the nine-month periods compared. The increase in brokerage income for all periods was primarily attributable to additional volume of brokerage transactions from both new and existing customer relationships. During the third quarter and first nine months of 2003, West Pointe recorded increases in cash surrender value of life insurance of $123,560 and $373,202, respectively, compared to increases of $94,263 and $241,616 recorded during the third quarter and first nine months of 2002, respectively. These cash surrender value increases relate to various bank owned life insurance (BOLI) policies which generally serve as informal funding mechanisms for various benefit plans established for directors and certain officers of the Company. These BOLI policies provide certain benefits to the Company including, but not limited to, the exclusion from income taxes on the increase in their cash surrender values. Net securities gains recorded during the first nine months of 2003 totaled $461,064, compared to net securities gains of

$340,312 recorded during the first nine months of 2002. There were no net securities gains recorded during the third quarter of 2003 or 2002. Net securities gains recorded during the 2003 and 2002 periods resulted from management's decision to continue efforts to reconfigure certain segments of the investment portfolio to limit potential interest rate risk that could result from a rising interest rate environment.

NONINTEREST EXPENSE

         Total noninterest expense was $3,146,856 for the third quarter of 2003 compared to $2,858,447 for the same quarter of 2002. For the first nine months of 2003, total noninterest expense was $9,396,663 compared to $8,166,979 for the same period of 2002. The increases in noninterest expense were primarily attributable to increases in employee compensation and benefits and legal and professional fees. Employee compensation and other benefit expenses increased $209,951 for the third quarter of 2003 compared to the same quarter of 2002 and increased $648,619 for the nine-month periods compared. The increases in employee compensation and benefits for the quarters and nine-month periods compared were primarily attributable to normal merit increases and staff additions associated with overall growth in banking operations. Legal and professional fees increased $37,524 for the third quarter of 2003 compared to the same quarter of 2002 and increased $324,222 for the nine-month periods compared. The increase in legal and professional fees was primarily attributable to legal fees incurred to defend various lawsuits of which the Bank is a party in the ordinary course of business. Other noninterest expenses increased $11,778 for the third quarter of 2003 compared to the same quarter of 2002 and increased $191,573 for the nine-month periods compared. Other noninterest expense includes such items as FDIC insurance premiums, mortgage banking expenses, postage costs and certain credit card program expenses. The increases in other noninterest expense for the periods compared were attributable to numerous categories of other noninterest expense.

INCOME TAX EXPENSE

         West Pointe recorded income tax expense of $236,200 for the third quarter of 2003 compared to $366,500 for the same quarter of 2002. For the first nine months of 2003, income tax expense was $834,600 compared to $1,168,000 for the same period of 2002. The effective income tax rates were 23.1% and 27.2% for the third quarter of 2003 and 2002, respectively. The effective income tax rates were 24.1% and 28.6% for the first nine months of 2003 and 2002, respectively. The decreases in income tax expense and the related effective income tax rates for the 2003 periods compared to the 2002 periods primarily resulted from lower levels of income before income taxes, as well as an increase in the amount of income exempt from income taxes.

FINANCIAL CONDITION

GENERAL

         Certain components of West Pointe's consolidated balance sheet at September 30, 2003 compared to December 31, 2002 are presented in summary form in Table 2. Total assets increased $17,925,138 to $429,743,727 compared to $411,818,589 at December 31, 2002. This increase was primarily associated with an increase in investments, partially offset by a decrease in loans. The increase in investments was funded primarily by an increase in deposits.

TABLE 2 - Selected Comparative Balance Sheet Items

                                          September 30             December 31
                                              2003                     2002
                                        ----------------         ----------------
Total assets                            $    429,743,727         $    411,818,589
Loans                                        211,749,325              221,581,298
Investments                                  175,729,949              146,751,455
Deposits                                     366,505,999              350,989,837
Repurchase agreements                         23,712,817               21,692,278
Other borrowings                               1,312,100                1,537,100
Federal Home Loan Bank advance                 5,000,000                5,000,000
Stockholders' equity                          29,653,520               28,539,703

Loans

         Loans decreased 4.4%, or $9,831,973, from year-end 2002 to September 30, 2003. Commercial, financial and agricultural loans decreased $7,115,471, commercial real estate loans decreased $4,613,890 and 1-4 family residential real estate loans decreased $1,439,642 from year end 2002 to September 30, 2003. The decreases were partially offset by an increase in real estate construction loans of $3,908,800. Competitive pricing in West Pointe's marketplace and a decline in loan demand contributed to the decrease in loans.

         Table 3 presents the composition of the loan portfolio by type of borrower and major loan category and the percentage of each to the total portfolio for the periods presented.

TABLE 3 - Loan Portfolio Composition

                                                      September 30                         December 31
                                                          2003                                 2002
                                              ----------------------------        ----------------------------
                                                  Amount           Percent            Amount           Percent
                                              ----------------     -------        ----------------     -------
Commercial borrowers:
Commercial, financial and agricultural        $     52,569,661        24.8%        $    59,685,132       26.9%
Commercial real estate                              80,533,472        38.0              85,147,362       38.5
Real estate construction                            15,461,420         7.3              11,552,620        5.2
                                              ----------------       -----         ----------------     -----
          Total commercial                         148,564,553        70.1             156,385,114       70.6
                                              ----------------       -----         ----------------     -----
Consumer borrowers:
1-4 family residential real estate                  51,989,765        24.6              53,429,407       24.1
Other consumer loans                                11,195,007         5.3              11,766,777        5.3
                                              ----------------       -----         ---------------      -----
          Total consumer                            63,184,772        29.9              65,196,184       29.4
                                              ----------------       -----         ===============      =====

          Total loans                         $    211,749,325       100.0         $   221,581,298      100.0%
                                              ================       =====         ===============      =====

INVESTMENTS

         Total investments increased to $175,729,949 at September 30, 2003 compared to $146,751,455 at year-end 2002. The investment portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds not needed to fund loan demand. The investment portfolio also supplies securities as required collateral for certain deposits and for securities sold under agreements to repurchase. Additional information regarding West Pointe's securities sold under agreements to repurchase is presented and discussed under "Borrowings."

         Available-for-sale investments are recorded at fair value. Net unrealized gains on available-for-sale investments totaled $1,120,690 at September 30, 2003, compared to net unrealized gains of $3,530,630 at December 31, 2002.

         Table 4 presents the composition of investments at their carrying values for the periods presented.

TABLE 4 - Investment Portfolio Composition

                                                           September 30             December 31
                                                               2003                     2002
                                                         ----------------         ----------------
Available-for-sale securities:

U. S. government agencies                                $      2,002,500         $      9,087,650
Mortgage-backed securities                                    123,956,435               89,547,303
Obligations of states and political subdivisions               37,465,914               38,806,702
Equity securities                                              12,305,100                9,309,800
                                                         ----------------         ----------------
     Total available-for-sale                            $    175,729,949         $    146,751,455
                                                         ================         ================

DEPOSITS

         West Pointe's deposit base is its primary source of liquidity and consists of deposits originating within the communities served by its banking locations. Deposits are West Pointe's primary and most reliable funding source for interest earning assets.

         Total deposits increased $15,516,162 to $366,505,999 at September 30, 2003 from year-end 2002. The interest bearing demand deposit and savings and money market deposit components of the deposit portfolio increased $4,482,771 and $18,581,326, respectively, from year-end 2002. The majority of the increase in interest bearing demand deposits was attributable to an increase in account balances associated with one particular public entity. In the normal course of business, account balances associated with this public entity may, on a daily basis, fluctuate significantly. Balances in time deposits decreased $7,023,220 from year-end 2002. This decrease was primarily attributable to a shift from time deposits to more liquid interest-bearing deposits. West Pointe continues to emphasize sales efforts and offers competitive pricing of deposits.

         Table 5 sets forth the composition of deposits and the percentage of each category to total deposits for the periods presented.

TABLE 5 - Deposit Liability Composition

                                                       September 30                               December 31
                                                          2003                                       2002
                                               ----------------------------            -------------------------------
                                                   Amount           Percent               Amount               Percent
                                               ----------------     -------            ---------------         -------
Noninterest bearing demand deposits            $     40,079,546       10.9%            $    40,604,261          11.6%
Interest bearing demand deposits                     34,364,821        9.4                  29,882,050           8.5
Savings and money market deposits                   122,551,445       33.5                 103,970,119          29.6
Time deposits $100,000 or more                       59,496,281       16.2                  59,388,680          16.9
Time deposits less than $100,000                    110,013,906       30.0                 117,144,727          33.4
                                               ----------------      -----             ---------------         -----
     Total deposits                            $    366,505,999      100.0%            $   350,989,837         100.0%
                                               ================      =====             ===============         =====

BORROWINGS

         Total borrowings amounted to $30,024,917 at September 30, 2003, compared to $28,229,378 at year-end 2002. At September 30, 2003 and December 31, 2002, borrowings consisted of securities sold under agreements to repurchase (repurchase agreements), a Federal Home Loan Bank advance and a short-term borrowing with an unaffiliated bank.

         Repurchase agreements totaled $23,712,817 at September 30, 2003 and increased $2,020,539 from year-end 2002. These borrowings serve as an alternative funding source to deposits. The majority of the increase in repurchase agreements was in the form of cash management repurchase agreement accounts. Such accounts involve the daily transfer of excess funds from noninterest bearing deposit accounts into interest bearing cash management repurchase agreement accounts. Cash management repurchase agreement accounts are marketed to commercial and individual deposit customers and are considered to be a stable source of funds. Repurchase agreements, other than cash management repurchase agreements, generally represent an alternative to short-term certificates of deposit.

         At September 30, 2003 and December 31, 2002, the Bank had one $5,000,000 Federal Home Loan Bank advance, which reflected an interest rate of 5.63% and had a scheduled maturity of December 13, 2004. This advance is callable on a quarterly basis.

         At September 30, 2003, other borrowings consisted of a $1,312,100 borrowing under a line of credit with an unaffiliated bank. This line of credit allows for borrowings, by West Pointe, of up to $5,000,000. The line of credit matures on January 7, 2004, and bears interest at a rate of 50 basis points under the prime-lending rate. As of December 31, 2002, the amount of this borrowing totaled $1,537,100.

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

         At September 30, 2003, nonperforming assets totaled $2,478,572, or .58% of total assets, compared to nonperforming assets at year-end 2002 of $2,101,904 or .51% of total assets. Nonperforming assets, at September 30, 2003, included $365,000 relating to foreclosed property. All foreclosed property is held for sale and is initially recorded on an individual property basis at estimated fair value less cost to sell. Subsequent to foreclosure, foreclosed properties are evaluated by management and a valuation allowance is established if the estimated fair value declines. As of September 30, 2003, management does not anticipate any significant losses upon the disposition of the remaining foreclosed property. Nonperforming loans in the commercial, financial and agricultural segment of the portfolio decreased $686,809 from December 31, 2002. The majority of this decrease related to a charge-off of a loan to one commercial borrower. Nonperforming loans in the 1-4 family residential real estate segment of the portfolio increased $1,058,483 and primarily related to several loans to two borrowers. The remaining categories of nonperforming loans relating to other consumer loans remained relatively stable at September 30, 2003 compared to December 31, 2002. Management is in various stages of workout or liquidation of the remaining nonperforming loans.

         Table 6 sets forth a summary of West Pointe's loan portfolio mix and nonperforming assets.

TABLE 6 - Loan Portfolio Mix and Nonperforming Assets

                                                        September 30, 2003                      December 31, 2002
                                               -----------------------------------    ----------------------------------
                                                 Loans and                               Loans and
                                                 Foreclosed        Non-performing        Foreclosed       Non-performing
                                                  Property             Assets             Property            Assets
                                               ---------------    ----------------    ----------------    --------------
Commercial borrowers:
Commercial, financial and agricultural         $    52,569,661    $        154,373    $     59,685,132    $     841,182
Commercial real estate                              80,533,472             714,802          85,147,362          721,896
Real estate construction                            15,461,420                  --          11,552,620               --
                                               ---------------    ----------------    ----------------    -------------
          Total commercial                         148,564,553             869,175         156,385,114        1,563,078

Consumer borrowers:
1-4 family residential
     real estate                                    51,989,765           1,205,316          53,429,407          146,833
Other consumer loans                                11,195,007              39,081          11,766,777           26,993
                                               ---------------    ----------------    ----------------    -------------
          Total consumer                            63,184,772           1,244,397          65,196,184          173,826
                                               ---------------    ----------------    ----------------    -------------
          Total loans                              211,749,325           2,113,572         221,581,298        1,736,904
Foreclosed property                                    365,000             365,000             365,000          365,000
                                               ---------------    ----------------    ----------------    -------------
          Total                                $   212,114,325    $      2,478,572    $    221,946,298    $   2,101,904
                                               ===============    ================    ================    =============

Nonaccrual loans                                                         1,670,244                        $     796,349
Accruing loans past due 90 days or more                                    443,328                              940,555
Troubled debt restructurings                                                    --                                   --
                                                                  ----------------                        -------------
     Total nonperforming loans                                           2,113,572                            1,736,904
Foreclosed property                                                        365,000                              365,000
                                                                  ----------------                        -------------
     Total nonperforming assets                                   $      2,478,572                        $   2,101,904
                                                                  ================                        =============

Nonperforming loans to total loans                                            1.00%                                 .78%
Nonperforming assets to total loans
     and foreclosed property                                                  1.17%                                 .95%
Nonperforming assets to total assets                                           .58%                                 .51%

         Net charge-offs for the third quarter of 2003 totaled $562,659 compared to $131,664 for the third quarter of 2002. During the first nine months of 2003, net charge-offs totaled $870,949 compared to $273,306 for the first nine months of 2002. Charge-offs recorded in the commercial, financial and agricultural segment of the loan portfolio during the third quarter and first nine months of 2003 totaled $520,323 and $749,423, respectively and were primarily due to four borrowers. Charge-offs and recoveries recorded during the third quarter and first nine months of 2003 and 2002 in all other segments of the loan portfolio were not significant.

         West Pointe's allowance for loan losses at September 30, 2003, decreased to $2,388,497 from $2,409,446 at December 31, 2002. The decrease in the allowance for loan losses was primarily due to charge-offs recorded on non-performing loans. At September 30, 2003, the allowance for loan losses represented 113.01% of nonperforming loans compared to 698.11% at September 30, 2002. The higher ratio of the allowance for loan losses to nonperforming loans at September 30, 2002, was due to a lower level of nonperforming loans at that date. The ratio of the allowance for loan losses to total loans was 1.13% at September 30, 2003 and September 30, 2002. Management believes that the allowance for loan losses at September 30, 2003 was adequate to absorb probable losses in the loan portfolio. However, past loan loss experience as it relates to current portfolio mix, evaluation of potential losses in the portfolio, subsequent changes in economic conditions and other factors may require changes in the levels of the allowance for loan losses.

         Table 7 presents information pertaining to the activity in and an analysis of West Pointe's allowance for loan losses for the periods presented.

TABLE 7 - Allowance For Loan Losses

                                                      Three Months Ended                      Nine Months Ended
                                                          September 30                           September 30
                                                  ----------------------------         -------------------------------
                                                       2003            2002                 2003               2002
                                                  ------------    ------------         ------------        -----------
Balance at beginning of period                    $  2,791,156    $  2,382,710         $  2,409,446        $ 2,224,352
Loans charged off:
     Commercial, financial and
       agricultural                                    520,323          85,400              749,423            144,657
     Real estate:
          Commercial                                    23,874          26,756               23,874             60,691
          Residential                                    3,310             849               92,700             20,610
                                                  ------------    ------------         ------------        -----------
               Total real estate                        27,184          27,605              116,574             81,301
                                                  ------------    ------------         ------------        -----------
     Consumer                                            5,586           4,311               31,105             22,623
     Credit cards                                       10,705          14,948               25,599             39,169
                                                  ------------    ------------         ------------        -----------
               Total charge-offs                       563,798         132,264              922,701            287,750
                                                  ------------    ------------         ------------        -----------

Recoveries of loans previously charged off:
     Commercial, financial and
       agricultural                                        275              --               49,614              2,619
     Real estate:
          Commercial                                        --              --                   --              7,722
          Residential                                       --              --                   --                275
                                                  ------------    ------------         ------------        -----------
               Total real estate                            --              --                   --              7,997
                                                  ------------    ------------         ------------        -----------
     Consumer                                              469             563                1,640              3,791
     Credit cards                                          395              37                  498                 37
                                                  ------------    ------------         ------------        -----------
               Total recoveries                          1,139             600               51,752             14,444
                                                  ------------    ------------         ------------        -----------

Net charge-offs                                        562,659         131,664              870,949            273,306
Provision for loan losses                              160,000         150,000              850,000            450,000
                                                  ------------    ------------         ------------        -----------
Balance at end of period                          $  2,388,497    $  2,401,046         $  2,388,497        $ 2,401,046
                                                  ============    ============         ============        ===========

Net charge-offs (annualized) as a
     percent of average total loans                       1.04%            .25%                 .53%               .18%
Allowance for loan losses to total loans                  1.13%           1.13%                1.13%              1.13%
Allowance for loan losses to
     nonperforming loans                                113.01%         698.11%              113.01%            698.11%

CAPITAL RESOURCES

CAPITAL RESOURCES

         Total stockholders' equity increased $1,113,817 from $28,539,703 at December 31, 2002 to $29,653,520 at September 30, 2003. Net income for the nine month period ended September 30, 2003 was $2,629,833. Accumulated other comprehensive income decreased $1,494,163 to $694,828 at September 30, 2003. This decrease is attributable to investment gains realized during the first nine months of 2003 as well as a decrease in the market value of the remainder of the investment portfolio.

         Financial institutions are required to maintain ratios of capital to assets in accordance with guidelines promulgated by the federal banking regulators. The guidelines are commonly known as "Risk-Based Guidelines" as they define the capital level requirements of a financial institution based upon the level of credit risk associated with holding various categories of assets. The Risk-Based Guidelines require minimum ratios of Tier 1 and Total Capital to risk-weighted assets of 4% and 8%, respectively. At September 30, 2003, West Pointe's Tier 1 and Total capital ratios were 11.80% and 12.77%, respectively. In addition to the Risk-Based Guidelines, the federal banking agencies have established a minimum leverage ratio guideline for financial institutions (the "Leverage Ratio Guideline"). The Leverage Ratio Guideline provides for a minimum ratio of Tier 1 capital to average assets of 4%. West Pointe's leverage ratio at September 30, 2003, was 6.88%. Accordingly, West Pointe has satisfied these regulatory guidelines.

RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after September 30, 2003, except for hedging relationships designated after September 30, 2003. As the Company does not have these instruments, this statement is not anticipated to materially affect the Company's operating results or financial condition.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how certain financial instruments with characteristics of both liabilities and equity should be classified. All financial instruments that are within the scope of this statement should now be classified as liabilities. This statement is effective for financial statements entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 13, 2003. As the Company does not have these instruments, this statement is not anticipated to materially affect the Company's operating results or financial condition.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company, West Pointe Bancorp, Inc., is not a party to any material pending legal proceedings before any court, administrative agency or tribunal, nor is the Company aware of any litigation threatened against it in any court, administrative agency or other tribunal. The Company's wholly owned subsidiary, West Pointe Bank And Trust Company (the "Bank"), along with various other banks, brokerage houses, accounting firms, law firms, James Gibson, SBU, Inc., a Missouri corporation, SBU of Illinois, Inc., an Illinois corporation (SBU, Inc. and SBU of Illinois, Inc. are referred to herein collectively as "SBU"), and individuals, is presently a defendant in five separate actions in the 20th Judicial Circuit, St. Clair County, Illinois, originally filed between May 10, 2001 and October 4, 2001, which have been consolidated in Carl Cox, et al. v. Old National Bank, f/k/a First National Bank of Carbondale, et al., No. 01-L-282. The Bank also is a defendant in one case in the Circuit Court of Cook County, Illinois, Arutyun Topsakalyan et al. v. Thompson Coburn et al., No. 00-L-011030, in which the trial court entered judgment in the Bank's favor; however, that case currently is being appealed to the Appellate Court of Illinois, First District, Case No. 03-0539.

         The foregoing lawsuits are related to various trusts owned by SBU. These trusts were set-up by SBU to make payments over time to certain creditors. Generally, these payments were to be funded from the proceeds received in settlement of personal injury claims and invested with SBU. Beginning in June of 1995, the Bank served as trustee of several SBU trusts for a brief period of time. In November of 1995, the Bank resigned as trustee of the SBU trusts, and upon its resignation, the Bank notified the SBU trust creditors by certified mail of its resignation, as trustee, and the transfer of such trustee duties to another financial institution, possessing trust powers, designated by SBU. The majority of the trust assets originally administered by the Bank (and the trust assets of several other trusts administered by other trustees) were later misappropriated following a subsequent transfer of the trust assets by that financial institution to Flag Finance, a successor trustee designated by SBU and owned by James Gibson, President of SBU. James Gibson pled guilty to federal criminal charges that he converted the SBU trust funds to his own use. The claims against the Bank and the other defendants were brought by the creditors of the trusts. The claims against the Bank generally are based upon alleged failure to disclose purported information about SBU and Mr. Gibson. The plaintiffs are seeking actual and punitive damages. The Bank has notified its insurance carrier of this potential loss exposure.

         In addition to the Gibson matters, the Bank is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business from time to time. The Bank management is of the opinion, based upon present information, including evaluations by outside counsel, that the Bank's financial condition, results of operations or cash flows will not be materially affected by the ultimate resolution of pending or threatened legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: See Exhibit Index on page 22 hereof.

         (b) Reports on Form 8-K: No reports on Form 8-K were filed by West Pointe during the third quarter of 2003.

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

                                        WEST POINTE BANCORP, INC.
                                    ---------------------------------
                                             (Registrant)

DATE: November 13, 2003             By:/s/ Terry W. Schaefer
                                       ---------------------
                                       Terry W. Schaefer
                                       President and Chief
                                       Executive Officer

DATE: November 13, 2003             By:/s/ Bruce A. Bone
                                       -----------------
                                       Bruce A. Bone
                                       Executive Vice President and
                                       Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                              DESCRIPTION
-----------   ------------------------------------------------------------------
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