Form 10-K
period 2003-12-31
WEST POINTE BANCORP INC
filed 2004-03-29
CIK 1040589

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-K

     FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended December 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



         For the transition period from                to
                                        --------------    ----------------

Commission file number:  030505

                            WEST POINTE BANCORP, INC.
             (Exact Name of Registrant as Specified in Its Charter)



                 Illinois
      (State or Other Jurisdiction of                            36-4149655
      Incorporation or Organization)                          (I.R.S. Employer
5701 West Main Street, Belleville, Illinois        62226        Identification
 (Address of Principal Executive Offices)       (Zip Code)          Number)

Registrant's telephone number, including area code: (618) 234-5700

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

YES      |X|      NO       |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES      |_|      NO       |X|

There is no non-voting common equity. There is no active trading market in the registrant's common equity. Based on information available to West Pointe regarding sales of the company's common stock, the aggregate market value of the common stock held by nonaffiliates, as of June 30, 2003, was $28,291,662, which is the last business day of the registrant's most recently completed second fiscal quarter. For this purpose, all shares held by directors, executive officers and shareholders beneficially holding five percent or more of the company's common stock have been treated as held by affiliates.

         As of March 1, 2004 there were 1,009,879 shares issued, of which 992,129 shares were outstanding, of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2003 (the "2003 Annual Report") are incorporated by reference in Part II.

     Portions of the registrant's Proxy Statement for its April 14, 2004 Annual Meeting of Shareholders (the "2004 Proxy Statement") are incorporated by reference in Part III.

FORWARD LOOKING STATEMENTS

         This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of West Pointe. These forward-looking statements are based on assumptions and describe future plans, strategies, projections and expectations of West Pointe and are generally identified by the use of the terms "believe", "expect", "intend", "anticipate", "estimate", "project", or similar words. West Pointe's ability to predict results or the actual effect of future plans or strategies is uncertain. These forward-looking statements are subject to risks, uncertainties and assumptions which include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, the consequences of continued bank acquisitions and mergers in our market area, demand for financial services in West Pointe's market areas and changes in accounting principles and guidelines. Additionally, the policies of the State of Illinois Office of Banks and Real Estate, the Federal Deposit Insurance Corporation, the Financial Accounting Standards Board, the Public Company Accounting Oversight Board and the Securities and Exchange Commission could cause actual results to differ from those currently anticipated. All of these uncertainties, as well as others, are present in a banking operation and stockholders are cautioned that management's view of the future on which it prices its products, evaluates collateral, sets loan reserves and estimates costs of operation and regulation may prove to be other than as anticipated. West Pointe assumes no obligation to update any forward-looking statements that are made from time to time, whether as a result of new information, future events or otherwise. In light of the risks, uncertainties and assumptions, the events discussed in this report might not occur.



                                TABLE OF CONTENTS

PART I...................................................................................................4
   Item 1. Business......................................................................................4
   Item 2. Properties...................................................................................13
   Item 3. Legal Proceedings............................................................................13
   Item 4. Submission of Matters to a Vote of the Security Holders......................................14
PART II.................................................................................................14


   Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of
                Equity Securities.......................................................................14
   Item 6. Selected Financial Data......................................................................14
   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations........14
   Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.................................14
   Item 8. Financial Statements and Supplementary Data..................................................14
   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........15
   Item 9a.  Controls and Procedures....................................................................15
PART III................................................................................................15
   Item 10. Directors and Executive Officers of the Registrant..........................................15
   Item 11. Executive Compensation......................................................................16
   Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                Matters.................................................................................17
   Item 13. Certain Relationships and Related Transactions..............................................17
   Item 14. Principal Accountant Fees and Services......................................................18
PART IV.................................................................................................18
   Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................18




                                    PART I.

ITEM 1.  BUSINESS.

Business of the Holding Company

         West Pointe Bancorp, Inc., referred to herein as "West Pointe", the "Company", "we", or "us", was incorporated in 1997 under the Illinois Business Corporation Act of 1983, as amended. We are registered as a bank holding company under the Illinois Bank Holding Company Act of 1957, as amended, and the federal Bank Holding Company Act of 1956, as amended. We function as the holder of the capital stock of West Pointe Bank And Trust Company (the "Bank"), our wholly-owned subsidiary. Subject to constraints under the 1956 Act, the Company may acquire or develop other financially oriented businesses in the future, although it has no present commitments for any such acquisition or development. Under Illinois and federal law, the Company may acquire additional banks or engage in other permitted activities which are closely related to banking; however, the Company has no present commitments for any such bank acquisitions or for engaging in other banking related activities. Any such acquisitions of banks or organizations engaged in permitted activities could be made for stock, cash or debt obligations of the Company.

     At the present time, except as mentioned below, West Pointe has no material assets, liabilities or operations other than those of the Bank, does not own or lease any property and has no paid employees. We utilize the premises and services of the employees of the Bank. As described in our financial statements, West Pointe has entered into a revolving line of credit with an unaffiliated bank that had a balance of $1,237,100 as of December 31, 2003. See the financial statements incorporated by reference to Item 8 of this report, including notes 9 and 18 therein. The principal executive offices of West Pointe are located at 5701 West Main Street, Belleville, Illinois 62226.

Bank Products and Services

         The Bank was established in 1990 under the Illinois Banking Act, and operates in the financial services segment. Since its establishment, it has conducted a general banking business embracing the customary functions of commercial banking, including residential real estate, commercial, industrial and consumer lending, collections, safe deposit operations, and other services tailored to individual customer needs. On April 8, 1997, the Bank became a wholly-owned subsidiary of the Company pursuant to the Plan of Reorganization and Exchange dated as of February 12, 1997. In March of 1997, West Pointe launched its web site at www.westpointebank.com, providing customers with full-service internet banking and bill payment capabilities. At December 31, 2003, the Company had total assets of $425,150,441, total deposits of $360,920,884 and total loans (net of allowance for loan losses of $2,697,139) of $214,396,579. For information relating to our results of operations and other financial data see our Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

Market Area

     The Company's primary geographic market areas consist of St. Clair, Monroe and Madison counties in Illinois and St. Louis City and St. Louis County in Missouri. Our five branch locations in East and West Belleville, Columbia, Dupo and Swansea, Illinois and 29 ATMs serve to meet the convenience and financial needs of our customers. The Company believes that the area is experiencing growth in both the commercial and residential populations serviced by the Company. Our strategy is to operate as an independent, retail oriented financial institution dedicated to serving the needs of customers in our market areas. Our commitment is to provide a broad range of personalized products and services to meet the needs of our customers.

Lending Activities

         The Bank makes and services both secured and unsecured loans to individuals, firms and corporations. The Bank's loan portfolio is composed of loans in the following categories: commercial, financial and agricultural; commercial real estate; real estate construction; consumer residential real estate; and other consumer loans. The percent of loans for the various areas of business of the Bank as of December 31, 2003, based on principal amount, were 25.4% commercial, 24.1% residential real estate, 45.7% commercial and other real estate, 2.5% automobile and 2.3% other consumer loans. As of December 31, 2003, the Bank had approximately 5,663 loans outstanding in the aggregate amount of $217,093,718.

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

         The Bank's asset quality management program, particularly with regard to loans, is designed to analyze potential risk elements and to support the growth of a profitable and high quality loan portfolio. The Bank employs the use of a loan rating system to monitor the loan portfolio and to determine the adequacy of the allowance for loan losses. The Bank's lending philosophy is to invest in loans in the communities served by its banking centers so it can effectively monitor and control credit risk. The majority of the loan portfolio is comprised of retail loans and loans to small-to-midsized businesses. A periodic review of selected credits (based on loan size) is conducted to identify loans with heightened risks or inherent losses. Factors which could contribute to increased risk in the loan portfolio include, but are not limited to, changes in interest rates, general economic conditions and reduced collateral values. The Bank is not engaged in making loans to foreign countries.

        As of December 31, 2003, and effective January 30, 2004, the statutory legal lending limit amount for the Bank to loan to one customer was $8,209,868.

Deposit Activities

         The Bank offers similar types of deposit accounts to those offered by other financial institutions. The categories of deposit accounts within the Bank's portfolio include non-interest bearing demand deposits, interest bearing demand deposits, savings and money market deposits, time deposits of $100,000 and more, and time deposits of less than $100,000. On December 31, 2003, the Bank had approximately 26,130 deposit accounts representing $360,920,884 in deposits.

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

Investment Activities

     The Bank invests a portion of its assets in U.S. Treasury and U.S. agencies, mortgage-backed securities, state, county and municipal obligations and equity securities. The Bank's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at yields and risks relative to yields and risks of the loan portfolio, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. The Bank does not engage in hedging activities.

         The Bank classifies investment securities as available-for-sale or held-to-maturity. Available-for-sale investment securities are held with the option of their disposal in the foreseeable future to meet investment objectives or for other operational needs. Held-to-maturity investment securities generally provide a relatively stable source of income. As of December 31, 2003, the Bank had no investment securities classified as held-to-maturity.

         Available-for-sale investment securities are recorded at fair value. As of December 31, 2003, all of the investment securities held in the Bank's investment portfolio are classified as available-for-sale. At December 31, 2003, the Bank's available-for-sale portion of the investment securities portfolio reflected a fair value of $179,220,703 and an amortized cost of $177,695,273. The U.S. government agencies portion of the available-for-sale portfolio is comprised primarily of securities issued by the Federal Home Loan Bank. Available-for-sale mortgage-backed securities are comprised of securities issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Government National Mortgage Association. Over 75% of the obligations of states and political subdivisions portion of the available-for-sale portfolio is rated by either Moody's Rating Service or Standard and Poor's Rating Service as "AAA." Holdings of Federal Home Loan Bank stock comprise the equity securities portion of the available-for-sale portfolio.

         In the foreseeable future, the Bank intends to purchase investment securities with characteristics similar to those currently held in the portfolio.

Supervision and Regulation

General

     As a bank holding company, we are primarily regulated by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956 (the "BHC Act"). Under the BHC Act, the Federal Reserve Board's prior approval is required if we propose to acquire all or substantially all of the assets of any bank, acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, or merge or consolidate with any other bank holding company. The BHC Act also prohibits us, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any non-banking company. Under the BHC Act, we may not engage in any business other than managing and controlling banks or furnishing certain specified services to subsidiaries and may not acquire voting control of non-banking companies unless the Federal Reserve Board determines such businesses and services to be closely related to banking. When reviewing bank acquisition applications for approval, the Federal Reserve Board considers, among other things, each subsidiary bank's record in meeting the credit needs of the communities it serves in accordance with the Community Reinvestment Act of 1977, as amended (the "CRA").

         We are required to file with the Federal Reserve Board various reports and such additional information as the Federal Reserve Board may require. The Bank is also subject to regulation by the Federal Deposit Insurance Corporation. In addition, there are numerous other federal and state laws and regulations which control the activities of us and our bank subsidiary, including requirements and limitations relating to capital and reserve requirements, permissible investments and lines of business, transactions with affiliates, loan limits, mergers and acquisitions, issuance of securities, dividend payments and extensions of credit. This regulatory framework is intended primarily for the protection of depositors and the preservation of the federal deposit insurance funds, and not for the protection of securityholders. Statutory and regulatory controls increase a bank holding company's cost of doing business and limit the options of its management to employ assets and maximize income.

         In addition to its regulatory powers, the Federal Reserve impacts the conditions under which we operate by its influence over the national supply of bank credit. The Federal Reserve Board employs open market operations in U.S. Government securities, changes in the discount rate on bank borrowings, changes in the federal funds rate on overnight inter-bank borrowings, and changes in reserve requirements on bank deposits in implementing its monetary policy objectives. These instruments are used in varying combinations to influence the overall level of the interest rates charged on loans and paid for deposits, the price of the dollar in foreign exchange markets and the level of inflation. The monetary policies of the Federal Reserve have had a significant effect on the operating results of financial institutions in the past, most notably the strong decrease in interest rates which occurred in 2001 and the low rate environment in 2002 and 2003. In view of changing conditions in the national economy and in the money markets, as well as the effect of credit policies of monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels or loan demand, or their effect on our financial performance.

         Under Federal Reserve policy, we are expected to act as a source of financial strength to our bank subsidiary and to commit resources to support our bank subsidiary in circumstances when it might not otherwise do so. The Federal Reserve Board may prohibit the payment of dividends by bank holding companies if their actions constitute unsafe or unsound practices. The payment of dividends by the Bank also may be affected by factors such as the maintenance of adequate capital. At December 31, 2003, the Bank was "well-capitalized" under regulatory capital adequacy standards.

Illinois Regulation

     West Pointe is subject to additional regulation under the Illinois Bank Holding Company Act of 1957, as amended. As an Illinois bank holding company, we are subject to examination by the Illinois Office of Banks and Real Estate (the "OBRE"). The Bank is organized under the laws of the State of Illinois and as such is also subject to OBRE supervision. The OBRE requires all state banks to file a full and accurate statement of their affairs annually, and OBRE examiners conduct periodic examinations of state banks.

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

Legislation

         These laws and regulations are under constant review by various agencies and legislatures, and are subject to frequent change. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "GLB Act") contained major changes in laws that previously kept the banking industry largely separate from the securities and insurance industries. The GLB Act authorized the creation of a new kind of financial institution, known as a "financial holding company" and a new kind of bank subsidiary called a "financial subsidiary", which may engage in a broader range of investment banking, insurance agency, brokerage, and underwriting activities. The GLB Act also included privacy provisions that limit banks' abilities to disclose non-public information about customers to non-affiliated entities. Banking organizations are not required to become financial holding companies, but instead may continue to operate as bank holding companies, providing the same services they were authorized to provide prior to the enactment of the GLB Act.

Recent Legislation

Sarbanes-Oxley Act of 2002

         On July 30, 2002, the Sarbanes-Oxley Act of 2002 ("SOX") was signed into law, which mandated a variety of reforms intended to address corporate and accounting fraud. SOX contained provisions which amend the Securities Exchange Act of 1934, as amended (the "Exchange Act") and provisions which directed the Securities and Exchange Commission (the "SEC") to promulgate rules. The following summary is not meant to be a complete description of the requirements of SOX.

         SOX provides for the establishment of a new Public Company Accounting Oversight Board ("PCAOB"), which will enforce auditing, quality control and independence standards for firms that audit SEC-reporting companies and will be funded by fees from all SEC-reporting companies. SOX imposes higher standards for auditor independence and restricts provision of consulting services by auditing firms to companies they audit. Any non-audit services being provided to an audit client will require pre-approval by the Company's audit committee members. In addition, certain audit partners must be rotated periodically. SOX requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under SOX, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

         Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited in a fund for the benefit of harmed investors. Directors and executive officers must also report most changes in their ownership of a company's securities within two business days of the change, and only after the end of June 2003, all ownership reports must be electronically filed.

         SOX also requires that all SEC-reporting companies must disclose whether at least one member of the committee is an audit committee "financial expert" (as such term is defined by the SEC rules) and if not, why not. Audit committees must establish procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters and procedures for confidential, anonymous submission of employee concerns regarding questionable accounting or auditing matters. It is the responsibility of the audit committee to hire, oversee and work on disagreements with the West Pointe's independent auditor.

         Beginning six months after the SEC determines that the PCAOB is able to carry out its functions, it will be unlawful for any person that is not a registered public accounting firm ("RPAF") to audit an SEC-reporting company. Under SOX, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. SOX also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the Company's financial statements for the purpose of rendering the financial statement's materially misleading. In addition, SOX requires that each financial report required to be prepared in accordance with (or reconciled to) accounting principles generally accepted in the United States of America and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

         Although the Company anticipates it will incur additional expense in complying with the provisions of SOX and the related rules, management does not expect that such compliance will have a material impact on the Company's financial condition or results of operations.

Patriot Act

         In 2001, President Bush signed into law comprehensive anti-terrorism legislation known as the USA Patriot Act (the "Patriot Act"). Title III of the Patriot Act includes numerous provisions for fighting international money laundering and blocking terrorist access to the United States' financial system. The Patriot Act is far-reaching in scope, covering a broad range of financial activities and institutions. The provisions affecting banking organizations are generally set forth as amendments to the Bank Secrecy Act. These provisions relate principally to U. S. banking organizations' relationships with foreign banks and with persons who are resident outside of the United States. The Patriot Act, which generally applies to insured depository institutions as well as to the U. S. branches and agencies of foreign banks, does not immediately impose new filing or reporting requirements for banking organizations, but requires certain additional due diligence and record-keeping practices.

Competition

         West Pointe encounters strong competition both in making loans and in attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws permitting multi-bank holding companies, as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In various aspects of its business, the Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that the Bank does not currently provide. In addition, many of the Bank's non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Recent federal and state legislation, including the GLB Act discussed above, has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly. We believe that we compete with approximately 15 financial institutions in our geographic market.

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

Employees

         As of December 31, 2003, the Bank employed 121 full-time employees and 17 part-time employees. The Company does not have any employees and, as needed, utilizes the services of the employees retained by the Bank. No collective bargaining unit represents the employees. The Company and the Bank consider relations with their employees to be good.

Web Site Address

         Our web site address is "www.westpointebank.com." We make available free of charge on our web site access to our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to such reports as soon as reasonably practicable after we file such reports with the SEC. The reference to our web site does not constitute incorporation by reference of the information contained in the web site and should not be considered part of this document.

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


(1) West Pointe uses a portion of this property for record retention purposes only; the remaining portion of the property is leased to third parties on an interim basis.

ITEM 3.    LEGAL PROCEEDINGS.

         The Company is not a party to any material pending legal proceedings before any court, administrative agency or tribunal, nor is the Company aware of any litigation threatened against it in any court, administrative agency or other tribunal. The Company's wholly-owned subsidiary, the Bank, is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business from time to time. The Bank management is of the opinion, based upon present information, including evaluations by outside counsel, that the Bank's financial condition, results of operations or cash flows will not be materially affected by the ultimate resolution of pending or threatened legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS.

         During the fourth quarter of 2003, the Company did not submit any matters to the vote of security holders through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

         Information regarding executive officers is contained in Item 10 of
Part III of this report and is hereby incorporated by reference.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         The section of our 2003 Annual Report entitled "Common Stock and Related Matters" is hereby incorporated by reference. No other sections of the 2003 Annual Report are incorporated herein by this reference.

         For information regarding securities issued under our equity compensation plans, see "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

         We did not sell any unregistered equity securities during 2003. We did not repurchase any equity securities during 2003.

ITEM 6.    SELECTED FINANCIAL DATA.

         The section of our 2003 Annual Report entitled "Selected Consolidated Financial Information" is hereby incorporated by reference. No other sections of such 2003 Annual Report are incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The section of our 2003 Annual Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" is hereby incorporated by reference. No other sections of such 2003 Annual Report are incorporated herein by this reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The section of our 2003 Annual Report entitled "Capital Resources and Asset/Liability Management" of the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" is hereby incorporated by reference. No other sections of such 2003 Annual Report are incorporated herein by this reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The sections of our 2003 Annual Report entitled "Quarterly Financial Information (unaudited)," "Report of Independent Auditors" "West Pointe Bancorp, Inc. and Subsidiary Consolidated Balance Sheets," "West Pointe Bancorp, Inc. and Subsidiary

Consolidated Statements of Income," "West Pointe Bancorp, Inc. and Subsidiary Consolidated Statements of Comprehensive Income," "West Pointe Bancorp, Inc. and Subsidiary Consolidated Statements of Stockholders' Equity," "West Pointe Bancorp, Inc. and Subsidiary Consolidated Statements of Cash Flows," and "West Pointe Bancorp, Inc. and Subsidiary Notes to Consolidated Financial Statements" are hereby incorporated by reference. No other sections of such 2003 Annual Report are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

         As of the end of the period covered by this report, the Company's principal executive officer and principal financial officer carried out an evaluation, with the participation of the Company's other management, of the effectiveness of the Company's disclosure controls and procedures. Based upon this evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. It should be noted that the design of the Company's internal controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

Changes in Internal Controls

         In addition, there have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation described in the above paragraph that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information regarding directors and executive officers appearing under "Election of Directors" on pages 3-5, the section entitled "Compensation of Directors" on page 7, and "Certain Other Information Regarding Management--Section 16(a) Beneficial Ownership Reporting Compliance" on page 19 of the 2004 Proxy Statement is hereby incorporated by reference. No other sections of the 2004 Proxy Statement are incorporated herein by this reference. The following information with respect to the executive officers of the Company on February 14, 2004 is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K.

         Bruce A. Bone, 49, has served as Chief Financial Officer of the Company since 1999 and Executive Vice President and Chief Financial Officer since January 2001. Prior to joining the Company in 1999, Mr. Bone served as Senior Vice President for Union Planters Corporation and its predecessors, from 1994 until 1999. Mr. Bone served in other capacities for Magna Group, Inc., a predecessor to Union Planters Corporation, since 1977.

         Robert O. Lakin, 52, has served as Executive Vice President and Senior Lending Officer of the Bank since January 2004. Prior to joining the Company, Mr. Lakin was employed by U.S. Bank and its predecessors, since 1992.

         Robert G. Cady, 56, has served as Senior Vice President and Trust Officer of the Bank since 1994.

         Albert A. Miller, 64, has served as the Senior Vice President of Operations of the Bank since 1998. Prior to joining the Company, Mr. Miller was employed by Boatman's Bank and its predecessors, since 1983.

         Quinten E. Spivey, 62, has served as the Senior Vice President and Trust Officer of the Bank since October 2000. Prior to joining the Company, Mr. Spivey was employed by Union Planters Corporation and its predecessors, from 1982 until September 2000.

         The section entitled "Audit Committee" of the section "Board Meetings and Committees" included in our 2004 Proxy Statement is hereby incorporated by reference. No other sections of the 2004 Proxy Statement are hereby incorporated by this reference.

         In the past fiscal year, there have not been any material changes, including the adoption of any written statement, to the procedures by which shareholders may recommend nominees to the registrant's board of directors. The section of the 2004 Proxy Statement entitled "Board Meetings and Committees" (excluding the sections within "Board Meetings and Committees" of the 2004 Proxy Statement entitled "Executive Committee" and "Audit Committee") is hereby incorporated by reference. No other sections of the 2004 Proxy Statement are incorporated herein by this reference.

         The section entitled "Code of Ethics Policy" included in our 2004 Proxy Statement is hereby incorporated by reference. No other sections of the 2004 Proxy Statement are incorporated herein by this reference. The Code of Ethics is filed herewith as Exhibit 14.1.


ITEM 11.    EXECUTIVE COMPENSATION.

         The sections of the 2004 Proxy Statement entitled "Compensation of Directors" and "Executive Compensation" (excluding the section within "Executive Compensation" of the 2004 Proxy Statement entitled "Report of the Compensation Committee on Executive Compensation") are hereby incorporated by reference. No other sections of the 2004 Proxy Statement are incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The section of the 2004 Proxy Statement entitled "Stock Ownership of Management and Certain Beneficial Owners" is hereby incorporated by reference. No other sections of the 2004 Proxy Statement are incorporated herein by this reference.

                      Equity Compensation Plan Information
                      ------------------------------------

         The following table sets forth aggregate information regarding the West Pointe Bancorp, Inc. 1998 Stock Option Plan, the Company's only equity compensation plan, as of December 31, 2003:

                                                                                        (C) NUMBER OF SECURITIES
                                                                (B) WEIGHTED-          REMAINING AVAILABLE FOR FUTURE
                                 (A) NUMBER OF SECURITIES      AVERAGE EXERCISE         ISSUANCE UNDER EQUITY
                                TO BE ISSUED UPON EXERCISE   PRICE OF OUTSTANDING      COMPENSATION PLANS (EXCLUDING
                                 OF OUTSTANDING OPTIONS,       OPTIONS, WARRANTS        SECURITIES REFLECTED IN
                                  WARRANTS AND RIGHTS            AND RIGHTS                 COLUMN (A))
PLAN CATEGORY                     -------------------            ----------                 -----------
=====================================================================================================================
Equity compensation                       155,500                  $27.43                     94,500
plans approved by
security holders

Equity compensation                          -                       -                           -
plans not approved
by security
holders
===================================================================================================================
TOTAL                                     155,500                  $27.43                     94,500



         Information regarding the West Pointe Bancorp, Inc. 1998 Stock Option Plan set forth in Notes 1-3 under "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" and Notes 1-3 under "Option Grants in Last Fiscal Year" of the section "Executive Compensation" included in our 2004 Proxy Statement and in the section of our Annual Report to the Shareholders for the fiscal year ended December 31, 2003 entitled "West Pointe Bancorp, Inc. and Subsidiary Notes to Consolidated Financial Statements--Note 13. Stock Option Plan" is hereby incorporated by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The section of the 2004 Proxy Statement, entitled "Transactions and Relationships; Indebtedness of Management" of the section "Certain Other Information Regarding Management" is hereby incorporated by reference. No other sections of the 2004 Proxy Statement are incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The sections of the 2004 Proxy Statement, entitled "Audit Fees", "Audit-Related Fees", "Tax Fees", and "All Other Fees" of the section "Report of the Audit Committee" are hereby incorporated by reference. No other sections of the 2004 Proxy Statement are incorporated herein by this reference.

                                    PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)   Financial Statements

         The following information appearing in the Company's 2003 Annual Report is hereby incorporated by reference as Exhibit 13.1 to this Annual Report on Form 10-K. No other sections of such Annual Report are incorporated herein by this reference.



                                                                                  Annual Report Page
                                                                                  ------------------
Reports of Independent Auditors                                                           31-32

West Pointe Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets as of December 31, 2003 and 2002                                 33

West Pointe Bancorp, Inc. and Subsidiary
Consolidated Statements of Income for the years ended
December 31, 2003, 2002 and 2001                                                             34

West Pointe Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income for the
years ended December 31, 2003, 2002 and 2001                                                 35

West Pointe Bancorp, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity for the
years ended December 31, 2003, 2002 and 2001                                                 36

West Pointe Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows for the
years ended December 31, 2003, 2002 and 2001                                                 37

Notes to Consolidated Financial Statements                                                  38-56


(a)(2) No additional Financial Statement Schedules are filed as part of this report pursuant to Item 8 and Item 15(d).

(a)(3)   See Exhibit Index beginning at page 22 of this report.

(b)      Reports on Form 8-K.

         The registrant filed one report on Form 8-K during the last quarter of the period covered by this report. The quarterly report on Form 8-K filed October 29, 2003 reported Items 12 and 7.

(c) The registrant hereby files herewith or incorporates herein by reference (except to the extent otherwise indicated in this report) the exhibits identified on the Exhibit Index beginning on page 22 of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         West Pointe Bancorp, Inc.

March 24, 2004                  By       /s/ Terry W. Schaefer
                                         ---------------------------------------
                                         Terry W. Schaefer
                                         President, Chief Executive Officer, and
                                         Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 24, 2004                 By        /s/ Harry E. Cruncleton
                                         ---------------------------------------
                                         Harry E. Cruncleton
                                         Chairman of the Board and Director


March 24, 2004                 By        /s/ Terry W. Schaefer
                                         ---------------------------------------
                                         Terry W. Schaefer
                                         President, Chief Executive Officer, and
                                         Director


March 24, 2004                 By        /s/ Bruce A. Bone
                                         ---------------------------------------
                                         Bruce A. Bone
                                         Executive Vice President and Chief
                                         Financial Officer (Principal Accounting
                                         Officer and Principal Financial
                                         Officer)


March 24, 2004                 By        /s/ William C. Allison
                                         ---------------------------------------
                                         William C. Allison
                                         Director


March 24, 2004                 By        /s/ David G. Embry
                                         ---------------------------------------
                                         David G. Embry
                                         Director


March 24, 2004                 By        /s/ Jack B. Haydon
                                         ---------------------------------------
                                         Jack B. Haydon
                                         Director

March 24, 2004                 By        /s/ Charles G. Kurrus, III
                                         ---------------------------------------
                                         Charles G. Kurrus, III
                                         Director


March 24, 2004                 By        /s/ Edward J. Szewczyk
                                         ---------------------------------------
                                         Edward J. Szewczyk
                                         Director


March 24, 2004                 By        /s/ Wayne W. Weeke
                                         ---------------------------------------
                                         Wayne W. Weeke
                                         Director

                                  EXHIBIT INDEX





Exhibit
Number           Document
------           --------
3.1              Articles of Incorporation(1)
3.2              Bylaws of West Pointe Bancorp, Inc.(1)
10.1             West Pointe Bancorp, Inc. 1998 Stock Option Plan(1)
10.2             Split Dollar Agreement(1)
10.3             Employment Agreement with Harry E. Cruncleton(1) *
10.4             Deferred Directors' Fee Program(1)
10.5             Salary Continuation Agreement with Terry W. Schaefer(2)*
10.6             Split Dollar Insurance Agreement with Terry W. Schaefer(2)*
10.7             Salary Continuation Agreement with Glennon A. Albers(3)*
10.8             Salary Continuation Agreement with Bruce A. Bone(3)*
10.9             Salary Continuation Agreement with Robert G. Cady(3)*
10.10            Salary Continuation Agreement with Bonnie M. Hettenhausen(3)*
10.11            Salary Continuation Agreement with Dale A. Hoepfinger(3)*
10.12            Salary Continuation Agreement with William M. Metzger(3)*
10.13            Salary Continuation Agreement with Albert A. Miller(3)*
10.14            Amendment to Salary Continuation Agreement with Terry W. Schaefer*
10.15            Amendment to Split Dollar Insurance Agreement with Terry W. Schaefer*
10.16            Amendment to Salary Continuation Agreement with Glennon A. Albers*
10.17            Amendment to Salary Continuation Agreement with Bruce A. Bone*
10.18            Amendment to Salary Continuation Agreement with Robert G. Cady*
10.19            Amendment to Salary Continuation Agreement with Bonnie M. Hettenhausen*
10.20            Amendment to Salary Continuation Agreement with Dale A. Hoepfinger*
10.21            Amendment to Salary Continuation Agreement with William M. Metzger*
10.22            Amendment to Salary Continuation Agreement with Albert A. Miller*
13.1             Annual Report to Shareholders for Fiscal Year ended December 31, 2003
14.1             Code of Ethics
16.1             Letter Regarding Change in Certifying Accountant



21.1 Subsidiary of the Registrant (1)
23.1 Consent of Rubin, Brown, Gornstein & Co. LLP
23.2 Consent of Crowe Chizek and Company LLC
31.1 Rule 13a-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a) Certification of Chief Financial Officer
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350




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

(3) Documents incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2002 at the corresponding exhibit. All such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

* These agreements are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.