Form 10-Q
period 2004-03-31
WEST POINTE BANCORP INC
filed 2004-05-14
CIK 1040589

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period_____________ to___________

                           Commission File No. 0-30505

                            WEST POINTE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

          Illinois                                         36-4149655
-----------------------------                  ---------------------------------
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

                   Yes [ ]                    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                                      Outstanding at May 12, 2004
-------------------------                            ---------------------------
Common stock $1 par value                                      995,335

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEST POINTE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                   (UNAUDITED)
                                                                                     MARCH 31,          DECEMBER 31,
                                                                                       2004                2003
                                                                                  -------------        -------------
Assets
     Cash and due from banks                                                      $   9,104,499        $   8,875,108
     Interest bearing due from banks                                                 12,350,712              104,775
                                                                                  -------------        -------------
               Cash and cash equivalents                                             21,455,211            8,979,883
     Federal Home Loan Bank stock                                                    12,724,000           12,520,600
     Securities:
          Available-for-sale, at fair value                                         162,457,795          166,700,103
     Loans held for sale                                                              1,081,699              338,729
     Loans                                                                          214,187,063          216,754,989
          Allowance for loan losses                                                  (2,543,270)          (2,697,139)
                                                                                  -------------        -------------
               Net Loans                                                            211,643,793          214,057,850
     Bank premises and equipment                                                     11,885,460           11,914,722
     Cash surrender value of life insurance                                           8,719,509            8,374,188
     Accrued interest and other assets                                                2,488,835            2,264,366
                                                                                  -------------        -------------
               Total Assets                                                       $ 432,456,302        $ 425,150,441
                                                                                  =============        =============

Liabilities
     Deposits:
          Noninterest bearing                                                     $  41,226,341        $  41,470,256
          Interest bearing                                                          326,627,480          319,450,628
                                                                                  -------------        -------------
               Total Deposits                                                       367,853,821          360,920,884
     Repurchase agreements                                                           20,703,135           19,185,867
     Other borrowings                                                                 1,162,100            1,237,100
     Federal Home Loan Bank advances                                                  5,000,000            9,400,000
     Accrued interest and other liabilities                                           5,503,790            3,675,177
                                                                                  -------------        -------------
               Total Liabilities                                                    400,222,846          394,419,028

Stockholders' Equity
     Preferred stock, $1 par value - 50,000 shares authorized and unissued                 ----                 ----
     Common stock, $1 par value - 10,000,000 shares authorized; 1,013,085 and 1,008,698 shares issued at March 31, 2004 and December 31, 2003,
          respectively                                                                1,013,085            1,008,698
     Surplus                                                                         13,656,425           13,482,395
     Retained earnings                                                               16,660,974           15,943,128
     Treasury stock, 17,750 shares                                                     (648,575)            (648,575)
     Accumulated other comprehensive income                                           1,551,547              945,767
                                                                                  -------------        -------------
               Total Stockholders' Equity                                            32,233,456           30,731,413
                                                                                  -------------        -------------
               Total Liabilities and Stockholders' Equity                         $ 432,456,302        $ 425,150,441
                                                                                  =============        =============

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                                                                 2004             2003
                                                              ----------       ----------
Interest and Fee Income:
     Loans
         Taxable                                              $3,395,148       $3,781,207
         Non-taxable                                              39,712           50,557
     Securities
         Taxable                                               1,137,409        1,016,849
         Non-taxable                                             396,224          394,252
     Deposits with banks                                           5,171           34,024
                                                              ----------       ----------
          Total Interest and Fee Income                        4,973,664        5,276,889
Interest Expense:
     Deposits                                                  1,400,771        1,797,423
     Repurchase agreements                                        65,845           91,941
     Other borrowings                                             10,332           13,770
     Federal Home Loan Bank advances                              77,669           70,375
                                                              ----------       ----------
          Total Interest Expense                               1,554,617        1,973,509
                                                              ----------       ----------
               Net Interest Income                             3,419,047        3,303,380
Provision for Loan Losses                                        180,000          495,000
                                                              ----------       ----------
               Net Interest Income After
               Provision For Loan Losses                       3,239,047        2,808,380
Noninterest Income:
     Service charges on deposits                                 354,855          338,065
     Mortgage banking                                            114,176          273,352
     Trust fees                                                  167,374          177,033
     Brokerage and insurance services                             75,415           72,883
     Credit card income                                           84,384           94,000
     Increase in cash surrender value of life insurance           95,693          124,537
     Gain on sale of securities, net                             147,847          333,331
     Other                                                        48,887           58,440
                                                              ----------       ----------
          Total Noninterest Income                             1,088,631        1,471,641
Noninterest Expense:
     Employee compensation and benefits                        1,726,208        1,627,624
     Occupancy, net                                              165,707          186,798
     Furniture and equipment                                     183,239          160,453
     Legal and professional fees                                 260,775          271,128
     Data processing                                             116,606          118,829
     Advertising                                                  78,464           86,171
     Other                                                       681,136          665,855
                                                              ----------       ----------
          Total Noninterest Expense                            3,212,135        3,116,858
                                                              ----------       ----------
Income Before Income Taxes                                     1,115,543        1,163,163
Income Tax Expense                                               258,800          278,800
                                                              ----------       ----------

Net Income                                                    $  856,743       $  884,363
                                                              ==========       ==========

Average Shares Outstanding:
     Basic                                                       991,869          978,608
     Diluted                                                   1,032,040        1,003,937
Per Share Data:
     Net income:
          Basic                                               $      .86       $      .90
          Diluted                                             $      .83       $      .88

     Dividends declared                                       $      .14       $      .12

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                    ---------------------------
                                                                                       2004             2003
                                                                                    ----------       ----------
Net Income                                                                          $  856,743       $  884,363
                                                                                    ----------       ----------
Other Comprehensive Income (Loss), Net Of Tax
   Unrealized holding gains (losses) on securities available for sale (net of income tax (benefits) of $427,466 and $(247,513) for 2004 and 2003,
      respectively)                                                                    697,445         (403,838)
   Less adjustment for realized gains included in net
      income (net of income taxes of $56,182 and $126,666,
      for 2004 and 2003, respectively)                                                  91,665          206,665
                                                                                    ----------       ----------
Other Comprehensive Income (Loss)                                                      605,780         (610,503)
                                                                                    ----------       ----------
Comprehensive Income                                                                $1,462,523       $  273,860
                                                                                    ==========       ==========

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                               --------------------------------
                                                                                   2004                2003
                                                                               ------------        ------------
Operating Activities
     Net income                                                                $    856,743        $    884,363
     Adjustments to reconcile net income to net cash provided
          by operating activities:
             Depreciation and amortization                                          187,300             173,645
             Net amortization on securities                                         292,677             355,456
             Gain on sale of securities, net                                       (147,847)           (333,331)
             Gain on sale of mortgage loans                                         (83,301)           (253,487)
             Federal Home Loan Bank stock dividends                                (203,400)           (258,000)
             Provision for loan losses                                              180,000             495,000
             Proceeds from sales of mortgage loans held for sale                  4,249,253          16,594,521
             Originations of mortgage loans held for sale                        (4,908,922)        (14,919,983)
             Increase in cash surrender value of life insurance policies            (95,693)           (124,537)
             Increase in other assets and other liabilities, net                  1,212,531             354,088
                                                                               ------------        ------------
Net Cash Provided By Operating Activities                                         1,539,341           2,967,735
Investing Activities
     Proceeds from sales of securities available for sale                         2,373,081           4,624,201
     Proceeds from maturities of securities available for sale                    4,351,004          25,604,648
     Purchases of securities available for sale                                  (1,649,542)        (39,356,825)
     Net (increase) decrease in loans                                             2,204,757          (4,292,441)
     Purchases of life insurance policies                                          (200,000)               ----
     Purchases of bank premises and equipment                                      (158,038)           (330,090)
                                                                               ------------        ------------
Net Cash Used in Investing Activities                                             6,921,262         (13,750,507)
Financing Activities
     Net decrease in noninterest bearing deposits                                  (243,915)         (3,415,956)
     Net increase in interest bearing deposits                                    7,176,852           8,449,021
     Net increase (decrease) repurchase agreements                                1,517,268          (1,870,874)
     Decrease in other borrowings                                                   (75,000)            (75,000)
     Repayment of FHLB advances                                                  (4,400,000)               ----
     Proceeds from issuance of common stock                                         178,417             121,002
     Dividends paid                                                                (138,897)           (117,559)
                                                                               ------------        ------------
Net Cash Provided By Financing Activities                                         4,014,725           3,090,634
                                                                               ------------        ------------
Net Increase (Decrease) in Cash and Cash Equivalents                             12,475,328          (7,692,138)
Cash and cash equivalents - Beginning of year                                     8,979,883          22,474,026
                                                                               ------------        ------------
Cash and cash equivalents - End of Period                                      $ 21,455,211        $ 14,781,888
                                                                               ============        ============

Supplemental Disclosure of Cash Flow Information
     Interest paid                                                             $  1,557,971        $  2,072,630
     Real estate acquired in settlement of loans                                     29,300             103,212

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- PRINCIPLES OF ACCOUNTING

         The consolidated financial statements of West Pointe Bancorp, Inc. ("West Pointe") or ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for the banking industry and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual reporting. Reference is hereby made to the notes to consolidated financial statements contained in West Pointe's annual report on Form 10-K for the year ended December 31, 2003. The foregoing consolidated financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been made. All such adjustments are of a normal recurring nature. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet of the Company as of December 31, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

         Certain 2003 amounts have been reclassified where appropriate to conform to the consolidated financial statement presentation used in 2004.

         The Company has a stock-based employee compensation plan, which is described more fully in West Pointe's annual report on Form 10-K for the year ended December 31, 2003. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                     ------------------------------
                                                         2004               2003
                                                     -----------        -----------
Net income, as reported                              $   856,743        $   884,363
Less:  Total stock-based employee
   compensation cost determined under the fair
   value based method, net of income taxes               (56,317)           (52,375)
                                                     -----------        -----------
   Pro forma net income                              $   800,426        $   831,988
                                                     ===========        ===========
Earnings per share:
   Basic - as reported                               $       .86        $       .90
   Basic - pro forma                                         .81                .85
   Diluted - as reported                                     .83                .88
   Diluted - pro forma                                       .78                .83

NOTE B -- NET INCOME PER SHARE

         The calculation of net income per share is summarized as follows:

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                   ---------------------------
                                                      2004             2003
                                                   ----------       ----------
Basic
     Net Income                                    $  856,743       $  884,363
                                                   ==========       ==========

     Average common shares outstanding                991,869          978,608
                                                   ==========       ==========

     Net income per common share - basic           $      .86       $      .90
                                                   ==========       ==========

Diluted
     Net Income                                    $  856,743       $  884,363
                                                   ==========       ==========

     Average common shares outstanding                991,869          978,608

     Dilutive potential due to stock options           40,171           25,329
                                                   ----------       ----------

     Average common shares outstanding              1,032,040        1,003,937
                                                   ==========       ==========

     Net income per common share - diluted         $      .83       $      .88
                                                   ==========       ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion describes West Pointe's results of operations during the three-month periods ended March 31, 2004 and 2003, and its financial condition, asset quality, and capital resources as of March 31, 2004 and December 31, 2003. This discussion should be read in conjunction with West Pointe's unaudited consolidated financial statements and notes thereto. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

FORWARD-LOOKING STATEMENTS

         This filing and future filings made by West Pointe with the Securities and Exchange Commission, as well as other filings, reports and press releases made or issued by West Pointe, and oral statements made by executive officers or directors of West Pointe may include forward-looking statements. These forward-looking statements are not based on historical information, but rather are based on assumptions and describe future plans, strategies, projections and expectations of West Pointe and are generally identified by use of terms "believe", "expect", "intend", "anticipate", "estimate", "project", or similar words. West Pointe's ability to predict results or the actual effect of future plans or strategies is uncertain. Factors, which could have a material adverse effect on West Pointe's operations include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U. S. Government, including policies of the
U. S. Treasury and the Board of Governors of the Federal Reserve System, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in West Pointe's market areas and accounting principles and guidelines. Additionally, the policies of the Federal Deposit Insurance Corporation (FDIC), the State of Illinois Office of Banks and Real Estate, the Financial Accounting Standards Board (FASB), the Public Company Accounting Oversight Board (PCAOB) and the Securities and Exchange Commission (SEC) could cause actual results to differ from those currently anticipated. All of these uncertainties, as well as others, are present in a banking operation and stockholders are cautioned that management's view of the future on which it prices its products, evaluates collateral, sets loan reserves and estimates costs of operations and regulation may prove to be other than as anticipated. West Pointe assumes no obligation to update any forward-looking statements that are made from time to time.

OVERVIEW

         Net income for the first quarter of 2004 was $856,743 or $.83 per diluted common share compared to net income of $884,363 or $.88 per diluted common share for the first quarter of 2003. Return on average assets for the first quarter of 2004 was .81% compared to .87% for the first quarter of 2003. Return on average equity for the first quarter of 2004 was 10.83% compared to 12.39% for the first quarter of 2003.

         The modest decrease in net income, for the quarters compared, was primarily attributable to decreases in noninterest income and increases in noninterest expense. The impact of these items on net income was partially offset by increases in net interest income, a reduction in the provision for loan losses and a reduction in income tax expense.

         Total assets at March 31, 2004 increased to $432,456,302 from $425,150,441 at December 31, 2003 primarily from an increase in interest bearing due from bank balances partially offset by reduced levels of investment securities and loans. The increase in total assets was primarily funded by an increase in deposits.

RESULTS OF OPERATIONS

         Table 1 summarizes West Pointe's statement of income and the change in each category for the periods presented.

TABLE 1 - Comparative Statements of Income

                                                   Three Months Ended
                                                        March 31,                           Change
                                               ---------------------------       --------------------------
                                                  2004             2003            Amount           Percent
                                               ----------       ----------       ----------         -------
Total interest income
    (fully tax-equivalent)                     $5,168,151       $5,469,272       $ (301,121)         (5.5)%
Total interest expense                          1,554,617        1,973,509         (418,892)        (21.2)
                                               ----------       ----------       ----------
       Net interest income                      3,613,534        3,495,763          117,771           3.4
Provision for loan losses                         180,000          495,000         (315,000)        (63.6)
Noninterest income:
     Service charges on deposits                  354,855          338,065           16,790           5.0
     Mortgage banking                             114,176          273,352         (159,176)        (58.2)
     Trust fees                                   167,374          177,033           (9,659)         (5.5)
     Brokerage and insurance services              75,415           72,883            2,532           3.5
     Credit card income                            84,384           94,000           (9,616)        (10.2)
     Increase in cash surrender value of
       life insurance                              95,693          124,537          (28,844)        (23.2)
     Gains on sale of securities, net             147,847          333,331         (185,484)        (55.6)
     Other                                         48,887           58,440           (9,553)        (16.3)
                                               ----------       ----------       ----------
       Total                                    1,088,631        1,471,641         (383,010)        (26.0)
                                               ----------       ----------       ----------
Noninterest expense:
     Employee compensation and benefits         1,726,208        1,627,624           98,584           6.1
     Occupancy, net                               165,707          186,798          (21,091)        (11.3)
     Furniture and equipment                      183,239          160,453           22,786          14.2
     Legal and professional fees                  260,775          271,128          (10,353)         (3.8)
     Data processing                              116,606          118,829           (2,223)         (1.9)
     Advertising                                   78,464           86,171           (7,707)         (8.9)
     Other                                        681,136          665,855           15,281           2.3
                                               ----------       ----------       ----------
       Total Noninterest Expenses               3,212,135        3,116,858           95,277           3.1
                                               ----------       ----------       ----------
Income before income taxes                      1,310,030        1,355,546          (45,516)         (3.4)
Less:  tax-equivalent adjustment                  194,487          192,383            2,104           1.1
Income tax expense                                258,800          278,800          (20,000)         (7.2)
                                               ----------       ----------       ----------
Net income                                     $  856,743       $  884,363       $  (27,620)         (3.1)%
                                               ==========       ==========       ==========

NET INTEREST INCOME

         Tax-equivalent net interest income increased $117,771 or 3.4% for the first quarter of 2004 compared to the first quarter of 2003. The increase in tax-equivalent net interest income for the first quarter of 2004 compared to the first quarter of 2003 was attributable to a decrease in interest expense, partially offset by a decrease in tax-equivalent interest income.

         Total tax-equivalent interest income decreased $301,121 or 5.5% for the first quarter of 2004 compared to the first quarter of 2003. The decrease in tax-equivalent interest income for the quarters compared was primarily attributable to the lower interest rate environment, partially offset by higher volumes of interest earning assets. Average interest earning assets increased 3.8% to $395,270,183 in 2004 from $380,726,779 in 2003. The increase in average interest earning assets was primarily due to internal growth in the investment portfolio. The average rate earned on interest earning assets decreased 9.5% to 5.25% in 2004 from 5.80% in 2003. The decrease in the average rate earned was primarily due to the lower interest rate environment, including the impact of the June 2003 reduction in the prime-lending rate of 25 basis points. West Pointe's loan portfolio yields tend to follow trends in the prime-lending rate. While loan yields tend to follow trends in the prime-lending rate, they may not follow simultaneously with such trends.

         Total interest expense decreased $418,892 or 21.2% for the first quarter of 2004 compared to the first quarter of 2003. The decrease in interest expense was primarily attributable to the lower interest rate environment, partially offset by a higher volume of interest bearing liabilities. Average interest bearing liabilities increased 1.7% to $351,833,580 in 2004 compared to $345,940,221 in 2003. The increase in average interest bearing liabilities was primarily due to increases in the average balance of savings and money market deposits, as well as interest bearing demand deposits. The increases in these categories of deposits was primarily due to the continuing lower interest rate environment that has resulted in customers desiring to retain funds in more liquid accounts. The average rate paid on interest bearing liabilities decreased 22.9% to 1.78% in 2004 from 2.31% in 2003.

         The net interest margin was 3.67% for the first quarter of 2004 compared to 3.70% for the first quarter of 2003. The modest decrease in the net interest margin for the periods compared primarily resulted from the Company's yield on interest earning assets declining at a slightly faster pace than the Company's cost of funds.

PROVISION FOR LOAN LOSSES

         The Company recorded a provision for loan losses of $180,000 during the first quarter of 2004 compared to $495,000 recorded during the first quarter of 2003. The provision for loan losses represents management's judgment of the cost associated with credit risk inherent in the loan portfolio. Factors which influence management's determination of the provision for loan losses include, among other things, a review of individual loans, size and quality of the loan portfolio, current and projected economic conditions, regulatory guidelines, and historical loan loss experience. Issues concerning loans to one borrower contributed to the recording of a higher provision for loan losses during the first quarter of 2003, compared to the first quarter of 2004. Activity in the allowance for loan losses and nonperforming loan data is presented under "ASSET QUALITY."

NONINTEREST INCOME

         Total noninterest income was $1,088,631 for the first quarter of 2004 compared to $1,471,641 for the first quarter of 2003. Service charges on deposit accounts increased $16,790 for the first quarter of 2004 compared to the first quarter of 2003. The increase in service charges on deposit accounts for the quarters compared was primarily attributable to the growth in the volume of deposit accounts on which service charges are assessed coupled with increases in various service charges that resulted from an analysis of the Company's service charge schedule. The results of that analysis, completed during the fourth quarter of 2003, were implemented on January 1, 2004. Income from mortgage banking services decreased $159,176 for the first quarter of 2004 compared to the first quarter of 2003. The decrease in mortgage banking income for the periods compared was primarily attributable to a slightly higher interest rate environment, which resulted in a reduced level of mortgage origination and refinancing activities. The level of mortgage loan origination and refinancing activities is directly related to prevailing interest rates as well as local economic conditions. As of March 31, 2004, management is optimistic that the level of mortgage banking income will remain stable during the remainder of 2004. Income from trust fees, income from brokerage and insurance services and credit card income collectively decreased $16,743 for the first quarter of 2004 compared to the first quarter of 2003. The combined decrease from these components of noninterest income was primarily due to normal fluctuations. Income from trust fees is derived primarily from management of estates, personal trusts and investment agencies. Products offered through our brokerage and insurance function include stocks, bonds, mutual funds, annuities and other non-deposit investment products. Credit card income primarily consists of merchant processing fees for credit card transactions, revenues received from West Pointe's "debit" card product and interchange fees received on credit card transactions of West Pointe's cardholders. During the first quarter of 2004, West Pointe recorded an increase in cash surrender value of life insurance of $95,693 compared to an increase of $124,537 for the first quarter of 2003. These cash surrender value increases relate to various bank owned life insurance
(BOLI) policies. Certain of the insurance policies serve as funding mechanisms for West Pointe's director fee deferral program and West Pointe's salary continuation plans which have been established for various officers of the Company. The remaining policies were purchased to provide additional life insurance benefits to certain Company officers. These BOLI policies provide certain benefits to the Company including, but not limited to, the exclusion from income taxes on the increase in their cash surrender values. The decrease in income from this component of noninterest income was primarily attributable to lower interest rates earned on the BOLI policies. Net security gains recorded during the first quarter of 2004 totaled $147,847 compared to $333,331 during the first quarter of 2003. Net security gains recorded during the first quarter of 2004 primarily resulted from opportunities in the marketplace to take such gains. Net security gains recorded during the first quarter of 2003 resulted from management's decision to decrease interest income on non-taxable securities to minimize alternative minimum tax positions. Other noninterest income includes such items as interchange fees on automated teller machine (ATM) transactions, safe deposit box rental fees, check printing fees and other miscellaneous fees. Other noninterest income decreased $9,553 for the first quarter of 2004 compared to the first quarter of 2003. The decrease in other noninterest income for the first quarter of 2004 compared to the first quarter of 2003 resulted from modest declines in a number of categories of other noninterest income.

NONINTEREST EXPENSE

         Total noninterest expense was $3,212,135 for the first quarter of 2004 compared to $3,116,858 for the first quarter of 2003. The increase in noninterest expense was primarily attributable to an increase in employee compensation and benefits, the largest component of noninterest expense. Employee compensation and other benefit expenses increased $98,584 for the first quarter of 2004 compared to the first quarter of 2003. The increase in employee compensation and benefits for the quarters compared was primarily attributable to normal merit increases and staff additions associated with overall growth in banking operations. Net occupancy expenses decreased $21,091 during the first quarter of 2004 compared to the first quarter of 2003. The decrease in net occupancy expenses for the quarters compared was primarily attributable to reduced levels of maintenance and repairs associated with West Pointe's banking locations. Furniture and equipment expenses increased $22,786 during the first quarter of 2004 compared to the first quarter of 2003. The modest increase in furniture and equipment expenses for the quarters compared was attributable to normal operations. Legal and professional fees, data processing expenses and advertising expense collectively decreased $20,283 for the first quarter of 2004 compared to the first quarter of 2003. The combined decrease, from these components of noninterest expense, was primarily due to normal fluctuations. Other noninterest expense increased $15,281 for the first quarter of 2004 compared to the first quarter of 2003. Other noninterest expense includes such items as FDIC insurance premiums, mortgage banking expenses, telephone expenses, postage costs, certain credit card program expenses and other miscellaneous expenses. The increase in other noninterest expenses, for the quarters compared, was related to various categories, none of which were individually significant.

INCOME TAX EXPENSE

         West Pointe recorded income tax expense of $258,800 for the first quarter of 2004 compared to income tax expense of $278,800 for the first quarter of 2003. West Pointe's effective income tax rate was 23.2% for the first quarter of 2004 compared to 24.0% for the first quarter of 2003. The modest decrease in income tax expense and the related effective income tax rate for the quarters compared primarily resulted from a lower level of earnings as well as a slightly higher level of tax-exempt interest as a percentage of total interest income.

FINANCIAL CONDITION

GENERAL

         Certain components of West Pointe's consolidated balance sheet at March 31, 2004 compared to December 31, 2003 are presented in summary form in Table 2. Total assets increased $7,305,861 to $432,456,302 at March 31, 2003 compared to $425,150,441 at December 31, 2003. This increase primarily resulted from an increase in interest bearing due from bank balances, offset by decreases in loans and securities. Interest bearing due from bank balances generally represent the temporary investment of excess funds that are not needed to fund loan demand or the purchase of securities.

          TABLE 2 - Selected Comparative Balance Sheet Items

                                        March 31,        December 31,
                                          2004               2003
                                      ------------       ------------
Total assets                          $432,456,302       $425,150,441
Loans                                  214,187,063        216,754,989
Securities                             162,457,795        166,700,103
Deposits                               367,853,821        360,920,884
Repurchase agreements                   20,703,135         19,185,867
Other borrowings                         1,162,100          1,237,100
Federal Home Loan Bank advances          5,000,000          9,400,000
Stockholders' equity                    32,233,456         30,731,413

LOANS

         Loans decreased $2,567,926 to $214,187,063 at March 31, 2004 from
$216,754,989 at year-end 2003. This decrease was derived collectively from modest decreases in the commercial, financial and agricultural, real estate construction, residential real estate and other consumer loan segments of the loan portfolio. The combined decrease from these loan portfolio segments was partially offset by an increase in the commercial real estate segment of the loan portfolio.

         Table 3 presents the composition of the loan portfolio by type of borrower and major loan category and the percentage of each to the total portfolio for the periods presented.

          TABLE 3 - Loan Portfolio Composition

                                           March 31,                      December 31,
                                             2004                             2003
                                 ---------------------------     ---------------------------
                                    Amount           Percent        Amount           Percent
                                 ------------        -------     ------------        -------
Commercial borrowers:
Commercial, financial
    and agricultural             $ 54,943,515          25.7%     $ 55,147,337          25.5%
Commercial real estate             81,354,888          38.0        79,620,879          36.7
Real estate construction           17,443,394           8.1        19,489,319           9.0
                                 ------------         -----      ------------         -----
          Total commercial        153,741,797          71.8       154,257,535          71.2
                                 ------------         -----      ------------         -----

Consumer borrowers:
1-4 family residential
     real estate                   50,548,197          23.6        52,059,308          24.0
Other consumer loans                9,897,069           4.6        10,438,146           4.8
                                 ------------         -----      ------------         -----
          Total consumer           60,445,266          28.2        62,497,454          28.8
                                 ------------         -----      ------------         -----

          Total loans            $214,187,063         100.0%     $216,754,989         100.0%
                                 ============         =====      ============         =====

SECURITIES

         Total securities decreased to $162,457,795 at March 31, 2004 compared to $166,700,103 at year-end 2003. The security portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds not needed to fund loan demand. The security portfolio also supplies securities as required collateral for certain deposits and for securities sold under agreements to repurchase. Additional information regarding West Pointe's securities sold under agreements to repurchase is presented and discussed under "Borrowings."

         Available-for-sale securities are recorded at fair value. Net unrealized gains on available-for-sale securities totaled $2,502,495 at March 31, 2004, compared to net unrealized gains of $1,525,430 at December 31, 2003.

         Table 4 presents the composition of securities at their carrying values for the periods presented.

          TABLE 4 - Security Portfolio Composition

                                                         March 31,        December 31,
                                                           2004               2003
                                                       ------------       ------------
Available-for-sale securities:
Mortgage-backed securities                             $121,642,300       $126,843,672
Obligations of states and political subdivisions         40,815,495         39,856,431
                                                       ------------       ------------
     Total available-for-sale                          $162,457,795       $166,700,103
                                                       ============       ============

DEPOSITS

         West Pointe's deposit base is its primary source of liquidity and consists of deposits originating within the communities served by its banking locations. Deposits are West Pointe's primary and most reliable funding source for interest earning assets.

         Total deposits increased $6,932,937 to $367,853,821 at March 31, 2004 compared to $360,920,884 at year-end 2003. The interest bearing demand deposit component of the deposit portfolio decreased $929,288 from year-end 2003. The savings and money market deposit and the time deposit components of the deposit portfolio increased $1,259,435 and $6,846,705, respectively, from year-end 2003. The increase in the savings and money market deposit component of the deposit portfolio is primarily attributable to continuing customer preferences to retain funds in more liquid interest bearing deposits. The increase in the time deposit component of the deposit portfolio was primarily attributable to additional deposits received from one public entity.

         Balances in the noninterest bearing demand deposit component of the deposit portfolio decreased $243,915 from year-end 2003. Balances in this component of the deposit portfolio are subjected to seasonal fluctuations, which generally result in higher balances at year-end.

         Table 5 sets forth the composition of deposits and the percentage of each category to total deposits for the periods presented.

        TABLE 5 - Deposit Liability Composition

                                                    March 31,                     December 31,
                                                      2004                            2003
                                          ---------------------------     ---------------------------
                                             Amount           Percent        Amount           Percent
                                          ------------        -------     ------------        -------
Noninterest bearing demand deposits       $ 41,226,341          11.2%     $ 41,470,256          11.5%
Interest bearing demand deposits            33,016,086           9.0        33,945,374           9.4
Savings and money market deposits          118,359,570          32.1       117,100,135          32.4
Time deposits $100,000 or more              65,781,404          17.9        59,379,919          16.5
Time deposits less than $100,000           109,470,420          29.8       109,025,200          30.2
                                          ------------         -----      ------------         -----
     Total deposits                       $367,853,821         100.0%     $360,920,884         100.0%
                                          ============         =====      ============         =====

BORROWINGS

         Total borrowings amounted to $26,865,235 at March 31, 2004, compared to $29,822,967 at year-end 2003. At March 31, 2004 and December 31, 2003, borrowings consisted of repurchase agreements, Federal Home Loan Bank advances and a short-term borrowing with an unaffiliated bank.

         Repurchase agreements increased $1,517,268 from year-end 2003. These borrowings serve as an alternative funding source to deposits. The majority of the repurchase agreements were in the form of cash management repurchase agreement accounts. Such accounts involve the daily transfer of excess funds from noninterest bearing deposit accounts into interest bearing cash management repurchase agreement accounts. Cash management repurchase agreement accounts are marketed to commercial and individual deposit customers and are considered to be a stable source of funds. Repurchase agreements, other than cash management repurchase agreements, generally represent an alternative to short-term certificates of deposit. The increase in repurchase agreements from year-end 2003 was primarily due to normal fluctuations.

         At March 31, 2004, the Bank had one $5,000,000 Federal Home Loan Bank term advance, which reflected an interest rate of 5.63% and had a scheduled maturity of December 13, 2004. This advance is callable on a quarterly basis. In addition to the term advance, the Bank, at December 31, 2003, had an overnight advance in the amount of $4,400,000. The overnight advance served as a funding alternative to federal funds purchased.

         At March 31, 2004, other borrowings consisted of a $1,162,100 borrowing under a line of credit with an unaffiliated bank. This line of credit presently allows for borrowings, by West Pointe, of up to $5,000,000. The line of credit matures on January 7, 2005, and bears interest at a rate of 50 basis points under the prime-lending rate. As of December 31, 2003, the amount of this borrowing totaled $1,237,100.

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

         At March 31, 2004, nonperforming assets totaled $2,380,582, or .55% of total assets, compared to nonperforming assets at year-end 2003 of $2,504,550 or ..59% of total assets. Nonperforming assets, at March 31, 2004, included $259,300 relating to foreclosed property. All foreclosed property is held for sale and is initially recorded on an individual property basis at estimated fair value less cost to sell. Subsequent to foreclosure, management evaluates foreclosed properties and a valuation allowance is established if the estimated fair value declines. As of March 31, 2004, management does not anticipate any significant losses upon disposition of the foreclosed property. Nonperforming loans in the commercial, financial and agricultural segment of the portfolio increased modestly from December 31, 2003. All other categories of nonperforming loans decreased from December 31, 2003 to March 31, 2004. The percentage of nonperforming loans to total loans totaled ..99% at March 31, 2004 compared to 1.05% at December 31, 2003. Management is in various stages of workout or liquidation of the nonperforming loans.

         Table 6 sets forth a summary of West Pointe's loan portfolio mix and nonperforming assets.

TABLE 6 - Loan Portfolio Mix and Nonperforming Assets

                                                       March 31, 2004                              December 31, 2003
                                            ----------------------------------          -----------------------------------
                                              Loans and                                   Loans and
                                             Foreclosed         Non-performing           Foreclosed          Non-performing
                                              Property              Assets                Property               Assets
                                            ------------        --------------          ------------         --------------
Commercial borrowers:
Commercial, financial and
     agricultural                           $ 54,943,515        $       77,436          $ 55,147,337         $       60,753
Commercial real estate                        81,354,888               890,248            79,620,879                946,877
Real estate construction                      17,443,394                  ----            19,489,319                   ----
                                            ------------        --------------          ------------         --------------
          Total commercial                   153,741,797               967,684           154,257,535              1,007,630

Consumer borrowers:
1-4 family residential
     real estate                              50,548,197             1,103,122            52,059,308              1,213,500
Other consumer loans                           9,897,069                50,476            10,438,146                 53,420
                                            ------------        --------------          ------------         --------------
          Total consumer                      60,445,266             1,153,598            62,497,454              1,266,920
                                            ------------        --------------          ------------         --------------
          Total loans                        214,187,063             2,121,282           216,754,989              2,274,550
Foreclosed property                              259,300               259,300               230,000                230,000
                                            ------------        --------------          ------------         --------------
          Total                             $214,446,363        $    2,380,582          $216,984,989         $    2,504,550
                                            ============        ==============          ============         ==============

Nonaccrual loans                                                $    1,669,247                               $    1,676,187
Accruing loans past due
     90 days or more                                                   452,035                                      598,363
                                                                --------------                               --------------
     Total nonperforming loans                                       2,121,282                                    2,274,550
Foreclosed property                                                    259,300                                      230,000
                                                                --------------                               --------------
     Total nonperforming assets                                 $    2,380,582                               $    2,504,550
                                                                ==============                               ==============

Nonperforming loans to total loans                                         .99%                                        1.05%
Nonperforming assets to total loans
     and foreclosed property                                              1.11%                                        1.15%
Nonperforming assets to total assets                                       .55%                                         .59%

         Net charge-offs for the first quarter of 2004 totaled $333,869 compared to $108,559 for the first quarter of 2003. Charge-offs and recoveries in the residential real estate segment of the loan portfolio primarily related to several loans to one borrower. Charge-offs and recoveries recorded during the first quarter of 2004 and 2003 in all other segments of the loan portfolio were not significant. Net charge-offs, on an annualized basis, as a percent of average total loans amounted to .62% during the first quarter of 2004 compared to .20% for the first quarter of 2003.

         West Pointe's allowance for loan losses at March 31, 2004, decreased to $2,543,270 from $2,697,139 at December 31, 2003. The decrease in the allowance for loan losses was primarily due to the level of first quarter 2004 net charge-offs, partially offset by the first quarter 2004 provision for loan losses. At March 31, 2004, the allowance for loan losses represented 119.89% of nonperforming loans compared to 118.58% and 116.37% at December 31, 2003 and March 31, 2003, respectively. The ratio of the allowance for loan losses to total loans was 1.19% at March 31, 2004 compared to 1.24% and 1.25% at December 31, 2003 and March 31, 2003, respectively. Management believes that the allowance for loan losses at March 31, 2004 was adequate to absorb probable incurred losses in the loan portfolio. However, past loan loss experience as it relates to current portfolio mix, evaluation of potential losses in the portfolio, subsequent changes in economic conditions and other factors may require changes in the levels of the allowance for loan losses.

         Table 7 presents information pertaining to the activity in and an analysis of West Pointe's allowance for loan losses for the periods presented.

                  TABLE 7 - Allowance For Loan Losses

                                                      Three Months Ended
                                                           March 31,
                                                  ----------------------------
                                                     2004              2003
                                                  ----------        ----------
Balance at beginning of period                    $2,697,139        $2,409,446
Loans charged off:
     Commercial, financial and agricultural           15,064            40,719
     Residential real estate                         352,279            89,390
     Consumer                                         23,267            24,391
     Credit cards                                      8,110              ----
                                                  ----------        ----------
               Total charge-offs                     398,720           154,500
                                                  ----------        ----------

Recoveries of loans previously charged off:
     Commercial, financial and agricultural            4,030            45,673
     Residential real estate                          60,452              ----
     Consumer                                            301               235
     Credit cards                                         68                33
                                                  ----------        ----------
               Total recoveries                       64,851            45,941
                                                  ----------        ----------

Net charge-offs                                      333,869           108,559
Provision for loan losses                            180,000           495,000
                                                  ----------        ----------
Balance at end of period                          $2,543,270        $2,795,887
                                                  ==========        ==========

Net charge-offs (annualized) as a
     percent of average total loans                      .62%              .20%
Allowance for loan losses to total loans                1.19%             1.25%
Allowance for loan losses to
     nonperforming loans                              119.89%           116.37%

CAPITAL RESOURCES

CAPITAL RESOURCES

         Total stockholders' equity increased $1,502,043 from $30,731,413 at December 31, 2003 to $32,233,456 at March 31, 2004. Net income for the first quarter of 2004 was $856,743. The increase to stockholders' equity primarily resulted from first quarter 2004 net income coupled with an increase in accumulated other comprehensive income.

         Financial institutions are required to maintain ratios of capital to assets in accordance with guidelines promulgated by the federal banking regulators. The guidelines are commonly known as "Risk-Based Guidelines" as they define the capital level requirements of a financial institution based upon the level of credit risk associated with holding various categories of assets. The Risk-Based Guidelines require minimum ratios of Tier 1 and Total Capital to risk-weighted assets of 4% and 8%, respectively. At March 31, 2004, West Pointe's Tier 1 and Total capital ratios were 12.27% and 13.29%, respectively. In addition to the Risk-Based Guidelines, the federal banking agencies have established a minimum leverage ratio guideline for financial institutions (the "Leverage Ratio Guideline"). The Leverage Ratio Guideline provides for a minimum ratio of Tier 1 capital to average assets of 4%. West Pointe's leverage ratio at March 31, 2004, was 7.22%. Accordingly, West Pointe has satisfied these regulatory guidelines.

RECENT ACCOUNTING PRONOUNCEMENTS

         Currently, there are no newly issued accounting pronouncements, which would have a significant effect on the Company's financial statements.

CRITICAL ACCOUNTING POLICIES

         There have been no significant changes in the Company's critical accounting policies from that disclosed as of December 31, 2003.

CONTRACTUAL OBLIGATIONS

         The Company enters into certain contractual obligations in the ordinary course of operations. The required payments under these contracts represent future cash requirements of the Company. The Company's significant fixed and determinable contractual obligations, as of March 31, 2004, are set forth in the following table:

                                                                               Payments Due
                                            --------------------------------------------------------------------------------
                                                                 After           After
                                                               One Year       Three Years
                                              One Year          Through          Through           After
                                               or Less        Three Years      Five Years       Five Years          Total
                                            ------------     ------------     ------------     ------------     ------------
Time certificates of deposit                $135,399,016     $ 25,741,289     $ 14,102,887     $      8,632     $175,251,824
Federal Home Loan Bank advances                5,000,000               --               --               --        5,000,000
Other borrowings                               1,162,100               --               --               --        1,162,100
Operating leases                                  47,520           95,040           31,680               --          174,240
                                            ------------     ------------     ------------     ------------     ------------
     Total contractual cash obligations     $140,608,636     $ 25,836,329     $ 14,134,567     $      8,632     $181,588,164
                                            ============     ============     ============     ============     ============

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There has been no material change to the market risk position from that disclosed as of December 31, 2003, the end of the last fiscal year.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the Company's principal executive officer and principal financial officer carried out an evaluation, with the participation of the Company's other management, of the effectiveness of the Company's disclosure controls and procedures. Based upon this evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. It should be noted that the design of the Company's disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL

         In addition, there have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation described in the above paragraph that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceedings before any court, administrative agency or tribunal, nor is the Company aware of any litigation threatened against it in any court, administrative agency, or other tribunal. The Company's wholly owned subsidiary, the Bank, is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business from time to time. The Bank's management is of the opinion, based upon present information, including evaluations by outside counsel, that the Bank's financial condition, results of operations or cash flows will not be materially affected by the ultimate resolution of pending or threatened legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         RECENT SALE OF UNREGISTERED SECURITIES

         In February 2004, our Board of Directors authorized the contribution of 1,181 shares of common stock, to the trustee of our 401(k) retirement savings plan (the "Plan") without registration. Such issuance is exempt from registration under the Securities Act under Section 3(a)(2). The Plan is a pension, profit sharing or stock bonus plan that is qualified under Section 401 of the Internal Revenue Code. The assets of the Plan are held in a single trust fund for the benefit of our employees, which does not hold assets for the benefit of the employees of any other employer. All of the contributions to the Plan from our employees have been invested in assets other than our common stock.

         PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

         The Company does not have any programs to repurchase shares of its common stock and no such repurchases were made during the first quarter of 2004.

                                 Issuer Purchases of Equity Securities
------------------------------------------------------------------------------------------------------------
                                                                     Total Number of        Maximum Number
                                                                     Shares Purchased     of Shares that May
                                                                   as Part of Publicly     Yet Be Purchased
                        Total Number of      Average Price Paid      Announced Plans      Under the Plans or
   Period               Shares Purchased          per Share            or Programs             Programs
-------------           ----------------     ------------------    -------------------    ------------------
January 2004                          --                     --                     --                    --
February 2004                         --                     --                     --                    --
March 2004                            --                     --                     --                    --
                        ----------------     ------------------    -------------------    ------------------
     Total                            --                     --                     --                    --
                        ================     ==================    ===================    ==================

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Proxies were mailed to shareholders on March 15, 2004 for the Company's Annual Meeting of Shareholders, which was held on April 14, 2004. The only matter submitted to, and approved by, shareholders is listed below, as is a tabulation of voting.

         (1) The following persons nominated as Directors were re-elected:

      Class I                             For              Against              Withheld
      -------                             ---              -------              --------
William C. Allison                    801,687.4964            0                  1,000
Harry E. Cruncleton                   801,687.4964            0                  1,000

         Other directors continuing in office are as follows: David G. Embry, Jack B. Haydon, Charles G. Kurrus, III, Terry W. Schaefer, Edward J. Szewczyk and Wayne W. Weeke.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: See Exhibit Index on page 22 hereof.

         (b) Reports on Form 8-K: No reports on Form 8-K were filed by West Pointe during the first quarter of 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                WEST POINTE BANCORP, INC.
                                                       (Registrant)

DATE:  May 14, 2004                        By:/s/ Terry W. Schaefer
                                              ---------------------
                                               Terry W. Schaefer
                                               President and Chief
                                               Executive Officer
                                               (on behalf of the Registrant)

DATE:  May 14, 2004                        By:/s/ Bruce A. Bone
                                              -----------------
                                               Bruce A. Bone
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (as principal financial officer)

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