Form 10-Q
period 2004-06-30
WEST POINTE BANCORP INC
filed 2004-08-13
CIK 1040589

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 --------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                            to
                               --------------------------    ------------------

Commission file number 0-30505

                            WEST POINTE BANCORP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            Illinois                                             36-4149655
  (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

        West Pointe Bancorp, Inc.
          5701 West Main Street
          Belleville, Illinois                                      62226
(Address of Principal Executive Offices)                         (Zip Code)

                                 (618) 234-5700
              (Registrant's Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                 [X] Yes [ ] No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 [ ] Yes [X] No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Class                                       Outstanding at August 10, 2004
         -----                                       ------------------------------
Common stock $1 par value                                      999,196

                                TABLE OF CONTENTS

                                                                                   Page
                                                                                   ----
PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
                           Consolidated Balance Sheets                               3
                           Consolidated Statements of Income                         4
                           Consolidated Statements of Comprehensive Income           5
                           Consolidated Statements of Cash Flows                     6
                           Notes to Consolidated Financial Statements                7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      9

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                                 19

         ITEM 4.  CONTROLS AND PROCEDURES                                           19

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                                 20

         ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER
                  PURCHASES OF EQUITY SECURITIES                                    20

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   21

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS                                                           21

         ITEM 5.  OTHER INFORMATION                                                 21

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  21

SIGNATURE PAGE                                                                      22

EXHIBIT INDEX                                                                       23

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEST POINTE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                    (UNAUDITED)
                                                                                      JUNE 30,               DECEMBER 31,
                                                                                        2004                    2003
                                                                                    -------------           -------------
Assets
     Cash and due from banks                                                        $  11,633,788           $   8,875,108
     Interest bearing due from banks                                                      158,622                 104,775
                                                                                    -------------           -------------
         Cash and cash equivalents                                                     11,792,410               8,979,883
     Federal Home Loan Bank stock                                                      12,912,300              12,520,600
     Securities:
          Available-for-sale, at fair value                                           149,113,770             166,700,103
     Loans held for sale                                                                  273,893                 338,729
     Loans                                                                            228,481,707             216,754,989
          Allowance for loan losses                                                    (2,960,354)             (2,697,139)
                                                                                    -------------           -------------
               Net Loans                                                              225,521,353             214,057,850
     Bank premises and equipment                                                       11,875,748              11,914,722
     Cash surrender value of life insurance                                            10,374,071               8,374,188
     Accrued interest and other assets                                                  2,110,223               2,264,366
                                                                                    -------------           -------------
               Total Assets                                                         $ 423,973,768           $ 425,150,441
                                                                                    =============           =============
Liabilities
     Deposits:
          Noninterest bearing                                                       $  44,375,923           $  41,470,256
          Interest bearing                                                            315,153,961             319,450,628
                                                                                    -------------           -------------
               Total Deposits                                                         359,529,884             360,920,884
     Repurchase agreements                                                             22,231,194              19,185,867
     Other borrowings                                                                   1,087,100               1,237,100
     Federal Home Loan Bank advances                                                    7,360,000               9,400,000
     Accrued interest and other liabilities                                             3,093,167               3,675,177
                                                                                    -------------           -------------
               Total Liabilities                                                      393,301,345             394,419,028
Stockholders' Equity
     Preferred stock, $1 par value - 50,000 shares authorized and unissued                     --                      --
     Common stock, $1 par value - 10,000,000 shares authorized; 1,016,946 and 1,008,698 shares issued at June 30, 2004 and December 31, 2003,
       respectively                                                                     1,016,946               1,008,698
     Surplus                                                                           13,813,808              13,482,395
     Retained earnings                                                                 17,271,697              15,943,128
     Treasury stock, 17,750 shares                                                       (648,575)               (648,575)
     Accumulated other comprehensive income (loss)                                       (781,453)                945,767
                                                                                    -------------           -------------
               Total Stockholders' Equity                                              30,672,423              30,731,413
                                                                                    -------------           -------------
               Total Liabilities and Stockholders' Equity                           $ 423,973,768           $ 425,150,441
                                                                                    =============           =============

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                        JUNE 30,                         JUNE 30,
                                                             ----------------------------      ----------------------------
                                                                 2004            2003              2004             2003
                                                             -----------      -----------      -----------      -----------
Interest and Fee Income:
     Loans
         Taxable                                             $ 3,285,380      $ 3,747,743      $ 6,680,528      $ 7,528,950
         Non-taxable                                              39,232           46,150           78,944           96,707
     Securities
         Taxable                                               1,172,095        1,037,144        2,309,504        2,053,993
         Non-taxable                                             394,984          348,257          791,208          742,509
     Deposits with banks                                           7,450           24,388           12,621           58,412
                                                             -----------      -----------      -----------      -----------
          Total Interest and Fee Income                        4,899,141        5,203,682        9,872,805       10,480,571
Interest Expense:
     Deposits                                                  1,386,966        1,719,571        2,787,737        3,516,994
     Repurchase agreements                                        67,166           80,721          133,011          172,662
     Other borrowings                                              9,669           13,203           20,001           26,973
     Federal Home Loan Bank advances                              73,519           71,157          151,188          141,532
                                                             -----------      -----------      -----------      -----------
          Total Interest Expense                               1,537,320        1,884,652        3,091,937        3,858,161
                                                             -----------      -----------      -----------      -----------
               Net Interest Income                             3,361,821        3,319,030        6,780,868        6,622,410
Provision for Loan Losses                                        418,000          195,000          598,000          690,000
                                                             -----------      -----------      -----------      -----------
               Net Interest Income After
               Provision For Loan Losses                       2,943,821        3,124,030        6,182,868        5,932,410
Noninterest Income:
     Service charges on deposits                                 387,102          330,009          741,957          668,074
     Mortgage banking                                            122,700          287,401          236,876          560,753
     Trust fees                                                  183,666          171,740          351,040          348,773
     Brokerage and insurance services                             99,672           66,485          175,087          139,368
     Credit card income                                          102,565          106,910          186,949          200,910
     Increase in cash surrender value of life insurance           98,837          125,105          194,530          249,642
     Gain on sale of securities, net                             166,201          127,733          314,048          461,064
     Other                                                        48,876           73,183           97,763          131,623
                                                             -----------      -----------      -----------      -----------
          Total Noninterest Income                             1,209,619        1,288,566        2,298,250        2,760,207
Noninterest Expense:
     Employee compensation and benefits                        1,737,613        1,602,437        3,463,821        3,230,061
     Occupancy, net                                              187,478          145,596          353,185          332,394
     Furniture and equipment                                     198,303          170,635          381,542          331,088
     Legal and professional fees                                  19,095          302,390          279,870          573,518
     Data processing                                             114,533          115,624          231,139          234,453
     Advertising                                                 123,411           95,701          201,875          181,872
     Other                                                       810,583          700,566        1,491,719        1,366,421
                                                             -----------      -----------      -----------      -----------
          Total Noninterest Expense                            3,191,016        3,132,949        6,403,151        6,249,807
                                                             -----------      -----------      -----------      -----------
Income Before Income Taxes                                       962,424        1,279,647        2,077,967        2,442,810
Income Tax Expense                                               202,400          319,600          461,200          598,400
                                                             -----------      -----------      -----------      -----------
Net Income                                                   $   760,024      $   960,047      $ 1,616,767      $ 1,844,410
                                                             ===========      ===========      ===========      ===========
Average Shares Outstanding:
     Basic                                                       995,632          981,592          993,751          980,108
     Diluted                                                   1,038,889        1,014,314        1,035,471        1,012,297
Per Share Data:
     Net income:
          Basic                                              $       .76      $       .98      $      1.63      $      1.88
          Diluted                                            $       .73      $       .95      $      1.56      $      1.82

     Dividends declared                                      $       .15      $       .14      $       .29      $       .26

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                         JUNE 30,                            JUNE 30,
                                                               -----------------------------      -----------------------------
                                                                   2004             2003             2004              2003
                                                               -----------       -----------      -----------       -----------
Net Income                                                     $   760,024       $   960,047      $ 1,616,767       $ 1,844,410
Other Comprehensive Income (Loss), Net Of Tax
   Unrealized holding gains (losses) on securities
     available for sale (net of income tax (benefit)
     of $(1,366,747) and $(939,280) for the three and six
     months ended June 30, 2004 and $113,708 and
     $(133,805) for the three and six months ended
     June 30, 2003, respectively)                               (2,229,955)          185,524       (1,532,510)         (218,314)
   Less adjustment for realized gains included in net
     income (net of income taxes of $63,156 and $119,338
     for the three and six months ended June 30, 2004
     and $48,538 and $175,204 for the three and six
     months ended June 30, 2003, respectively)                     103,045            79,195          194,710           285,860
                                                               -----------       -----------      -----------       -----------
Other Comprehensive Income (Loss)                               (2,333,000)          106,329       (1,727,220)         (504,174)
                                                               -----------       -----------      -----------       -----------
Comprehensive Income (Loss)                                    $(1,572,976)      $ 1,066,376      $  (110,453)      $ 1,340,236
                                                               ===========       ===========      ===========       ===========

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                  -----------------------------------
                                                                                      2004                   2003
                                                                                  ------------           ------------
Operating Activities
     Net income                                                                   $  1,616,767           $  1,844,410
     Adjustments to reconcile net income to net cash provided
          by operating activities:
             Depreciation and amortization                                             392,903                351,917
             Net amortization on securities                                            463,796                704,882
             Gain on sale of securities, net                                          (314,048)              (461,064)
             Gain on sale of mortgage loans                                           (174,571)              (516,390)
             Gain on sale of foreclosed property                                          (700)                    --
             Federal Home Loan Bank stock dividends                                   (391,700)              (410,400)
             Provision for loan losses                                                 598,000                690,000
             Proceeds from sales of mortgage loans held for sale                    11,026,910             33,823,980
             Originations of mortgage loans held for sale                          (10,787,503)           (32,051,390)
             Increase in cash surrender value of life insurance policies              (194,530)              (249,642)
             Increase in other assets and other liabilities, net                       593,299              1,096,897
                                                                                  ------------           ------------
Net Cash Provided By Operating Activities                                            2,828,623              4,823,200
Investing Activities
     Proceeds from sales of securities available for sale                            8,680,559             13,132,978
     Proceeds from maturities of securities available for sale                      13,430,248             51,788,439
     Purchases of securities available for sale                                     (7,460,060)           (78,092,097)
     Net increase in loans                                                         (12,106,704)            (1,822,461)
     Purchases of life insurance policies                                           (1,752,000)                    --
     Proceeds from sale of foreclosed property                                          30,000                     --
     Purchases of bank premises and equipment                                         (353,929)              (851,885)
                                                                                  ------------           ------------
Net Cash Provided By (Used In) Investing Activities                                    468,114            (15,845,026)
Financing Activities
     Net increase in noninterest bearing deposits                                    2,905,667              1,344,984
     Net increase (decrease) in interest bearing deposits                           (4,296,667)             4,579,550
     Net increase (decrease) repurchase agreements                                   3,045,327             (3,355,623)
     Decrease in other borrowings                                                     (150,000)              (150,000)
     Repayment of FHLB advances                                                     (2,040,000)                    --
     Proceeds from issuance of common stock                                            339,661                238,396
     Dividends paid                                                                   (288,198)              (254,957)
                                                                                  ------------           ------------
Net Cash (Used In) Provided By Financing Activities                                   (484,210)             2,402,350
                                                                                  ------------           ------------
Net Increase (Decrease) in Cash and Cash Equivalents                                 2,812,527             (8,619,476)
Cash and cash equivalents - Beginning of year                                        8,979,883             22,474,026
                                                                                  ------------           ------------
Cash and cash equivalents - End of Period                                         $ 11,792,410           $ 13,854,550
                                                                                  ============           ============
Supplemental Disclosure of Cash Flow Information
     Interest paid                                                                $  3,121,544           $  4,009,354
     Income taxes paid                                                                 338,000                225,000
     Real estate acquired in settlement of loans                                        45,201                103,212

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

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary West Pointe Bank And Trust Company (the "Bank"), an Illinois chartered commercial bank. All material intercompany transactions and balances are eliminated. West Pointe is a bank holding company that engages in its business through its sole subsidiary.

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

                                                           THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                JUNE 30,                                 JUNE 30,
                                                    ---------------------------------       ---------------------------------
                                                         2004                2003                2004                 2003
                                                    -------------       -------------       -------------       -------------
Net income, as reported                             $     760,024       $     960,047       $   1,616,767       $   1,844,410
Less:  Total stock-based employee
   compensation cost determined under the fair
   value based method, net of income taxes                (49,524)            (56,533)           (105,841)           (108,908)
                                                    -------------       -------------       -------------       -------------
   Pro forma net income                             $     710,500       $     903,514       $   1,510,926       $   1,735,502
                                                    =============       =============       =============       =============
Earnings per share:
   Basic - as reported                              $         .76       $         .98       $        1.63       $        1.88
   Basic - pro forma                                          .71                 .92                1.52                1.77
   Diluted - as reported                                      .73                 .95                1.56                1.82
   Diluted - pro forma                                        .68                 .89                1.46                1.71

NOTE B -- NET INCOME PER SHARE

      The calculation of net income per share is summarized as follows:

                                                           THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                                JUNE 30,                                    JUNE 30,
                                                ----------------------------------------    ----------------------------------------
                                                       2004                  2003                   2004                2003
                                                ------------------    ------------------    ------------------    ------------------
Basic
     Net Income                                 $          760,024    $          960,047    $        1,616,767    $        1,844,410
                                                ==================    ==================    ==================    ==================
     Average common shares outstanding                     995,632               981,592               993,751               980,108
                                                ==================    ==================    ==================    ==================
     Net income per common share - basic        $              .76    $              .98    $             1.63    $             1.88
                                                ==================    ==================    ==================    ==================
Diluted
     Net Income                                 $          760,024    $          960,047    $        1,616,767    $        1,844,410
                                                ==================    ==================    ==================    ==================
     Average common shares outstanding                     995,632               981,592               993,751               980,108
     Dilutive potential due to stock options                43,257                32,722                41,720                32,189
                                                ------------------    ------------------    ------------------    ------------------
     Average common shares outstanding                   1,038,889             1,014,314             1,035,471             1,012,297
                                                ==================    ==================    ==================    ==================
     Net income per common share - diluted      $              .73    $              .95    $             1.56    $             1.82
                                                ==================    ==================    ==================    ==================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

      The following discussion describes West Pointe's results of operations during the three-month and six-month periods ended June 30, 2004 and 2003, and its financial condition, asset quality, and capital resources as of June 30, 2004 and December 31, 2003. This discussion should be read in conjunction with West Pointe's unaudited consolidated financial statements and notes thereto. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

FORWARD-LOOKING STATEMENTS

      This filing and future filings made by West Pointe with the Securities and Exchange Commission (the "SEC"), as well as other filings, reports and press releases made or issued by West Pointe, and oral statements made by executive officers or directors of West Pointe may include forward-looking statements. These forward-looking statements are not based on historical information, but rather are based on assumptions and describe future plans, strategies, projections and expectations of West Pointe and are generally identified by use of terms "believe", "expect", "intend", "anticipate", "estimate", "project", or similar words. West Pointe's ability to predict results or the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on West Pointe's operations include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U. S. Government, including policies of the U. S. Treasury and the Board of Governors of the Federal Reserve System, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in West Pointe's market areas and accounting principles and guidelines. Additionally, the policies of the Federal Deposit Insurance Corporation (the "FDIC"), the State of Illinois Department of Financial and Professional Regulation, the Financial Accounting Standards Board (the "FASB"), the Public Company Accounting Oversight Board (the "PCAOB") and the SEC could cause actual results to differ from those currently anticipated. All of these uncertainties, as well as others, are present in a banking operation and stockholders are cautioned that management's view of the future on which it prices its products, evaluates collateral, sets loan reserves and estimates costs of operations and regulation may prove to be other than anticipated. West Pointe assumes no obligation to update any forward-looking statements that are made from time to time.

OVERVIEW

      Net income for the second quarter of 2004 was $760,024 or $.73 per diluted common share compared to net income of $960,047 or $.95 per diluted common share for the second quarter of 2003. Net income for the first six months of 2004 was $1,616,767 or $1.56 per diluted common share compared to net income of $1,844,410 or $1.82 per diluted common share for the first six months of 2003. Return on average assets for the second quarter and first six months of 2004 was ..71% and .76%, respectively, compared to .93% and .90% for the second quarter and first six months of 2003, respectively. Return on average equity for the second quarter and first six months of 2004 was 9.72% and 10.28%, respectively, compared to 13.10% and 12.75% for the second quarter and first six months of 2003, respectively.

      The decrease in net income, for the six-month periods compared, was primarily attributable to a decrease in noninterest income and an increase in noninterest expense, partially offset by an increase in net interest income and a decrease in the provision for loan losses. The decrease in net income, for the quarters compared, was primarily attributable to an increase in the provision for loan losses, partially offset by a decrease in income tax expense.

      Total assets at June 30, 2004 decreased modestly to $423,973,768 from $425,150,441 at December 31, 2003. At June 30, 2004, loans totaled $228,481,707 compared to $216,754,989 at December 31, 2003. At June 30, 2004, securities totaled $149,113,770 compared to $166,700,103 at December 31, 2003. West
Pointe's primary funding source for assets is deposits, which totaled $359,529,884 at June 30, 2004 compared to $360,920,884 at December 31, 2003.

RESULTS OF OPERATIONS

      Table 1 summarizes West Pointe's statements of income and the change in each category for the periods presented.

TABLE 1 - Comparative Statements of Income

                                                              Three Months Ended
                                                                    June 30,                    Change
                                                           ------------------------    -------------------------
                                                              2004          2003         Amount         Percent
                                                           ----------    ----------    ----------     ----------
Total interest income
     (fully tax-equivalent)                                $5,091,978    $5,375,150    $ (283,172)          (5.3)%
Total interest expense                                      1,537,320     1,884,652      (347,332)         (18.4)
                                                           ----------    ----------    ----------
          Net interest income                               3,554,658     3,490,498        64,160            1.8
Provision for loan losses                                     418,000       195,000       223,000          114.4
Noninterest income:
     Service charges on deposits                              387,102       330,009        57,093           17.3
     Mortgage banking                                         122,700       287,401      (164,701)         (57.3)
     Trust fees                                               183,666       171,740        11,926            6.9
     Brokerage and insurance services                          99,672        66,485        33,187           49.9
     Credit card income                                       102,565       106,910        (4,345)          (4.1)
     Increase in cash surrender value of life insurance        98,837       125,105       (26,268)         (21.0)
     Gain on sale of securities, net                          166,201       127,733        38,468           30.1
     Other                                                     48,876        73,183       (24,307)         (33.2)
                                                           ----------    ----------    ----------
          Total Noninterest Income                          1,209,619     1,288,566       (78,947)          (6.1)
                                                           ----------    ----------    ----------
Noninterest Expense:
     Employee compensation and benefits                     1,737,613     1,602,437       135,176            8.4
     Occupancy, net                                           187,478       145,596        41,882           28.8
     Furniture and equipment                                  198,303       170,635        27,668           16.2
     Legal and professional fees                               19,095       302,390      (283,295)         (93.7)
     Data processing                                          114,533       115,624        (1,091)          (0.9)
     Advertising                                              123,411        95,701        27,710           29.0
     Other                                                    810,583       700,566       110,017           15.7
                                                           ----------    ----------    ----------
          Total Noninterest Expense                         3,191,016     3,132,949        58,067            1.9
                                                           ----------    ----------    ----------
Income Before Income Taxes                                  1,155,261     1,451,115      (295,854)         (20.4)
Less:  tax-equivalent adjustment                              192,837       171,468        21,369           12.5
Income tax expense                                            202,400       319,600      (117,200)         (36.7)
                                                           ----------    ----------    ----------
Net Income                                                 $  760,024    $  960,047    $ (200,023)         (20.8)%
                                                           ==========    ==========    ==========

                                                       Six Months Ended
                                                           June 30,                      Change
                                                 --------------------------    ---------------------------
                                                    2004           2003           Amount         Percent
                                                 -----------    -----------    -----------     -----------
Total interest income
     (fully tax-equivalent)                      $10,260,129    $10,844,422    $  (584,293)           (5.4)%
Total interest expense                             3,091,937      3,858,161       (766,224)          (19.9)
                                                 -----------    -----------    -----------
          Net interest income                      7,168,192      6,986,261        181,931             2.6
Provision for loan losses                            598,000        690,000        (92,000)          (13.3)
Noninterest income:
     Service charges on deposits                     741,957        668,074         73,883            11.1
     Mortgage banking                                236,876        560,753       (323,877)          (57.8)
     Trust fees                                      351,040        348,773          2,267             0.6
     Brokerage and insurance services                175,087        139,368         35,719            25.6
     Credit card income                              186,949        200,910        (13,961)           (6.9)
     Increase in cash surrender value of life
       insurance                                     194,530        249,642        (55,112)          (22.1)
     Gain on sale of securities, net                 314,048        461,064       (147,016)          (31.9)
     Other                                            97,763        131,623        (33,860)          (25.7)
                                                 -----------    -----------    -----------
          Total Noninterest Income                 2,298,250      2,760,207       (461,957)          (16.7)
                                                 -----------    -----------    -----------
Noninterest expense:
     Employee compensation and benefits            3,463,821      3,230,061        233,760             7.2
     Occupancy, net                                  353,185        332,394         20,791             6.3
     Furniture and equipment                         381,542        331,088         50,454            15.2
     Legal and professional fees                     279,870        573,518       (293,648)          (51.2)
     Data processing                                 231,139        234,453         (3,314)           (1.4)
     Advertising                                     201,875        181,872         20,003            11.0
     Other                                         1,491,719      1,366,421        125,298             9.2
                                                 -----------    -----------    -----------
          Total Noninterest Expense                6,403,151      6,249,807        153,344             2.5
                                                 -----------    -----------    -----------
Income before income taxes                         2,465,291      2,806,661       (341,370)          (12.2)
Less:  tax-equivalent adjustment                     387,324        363,851         23,473             6.5
Income tax expense                                   461,200        598,400       (137,200)          (22.9)
                                                 -----------    -----------    -----------
Net Income                                       $ 1,616,767    $ 1,844,410    $  (227,643)          (12.3)%
                                                 ===========    ===========    ===========

NET INTEREST INCOME

      Tax-equivalent net interest income increased $64,160 or 1.8% for the second quarter of 2004 compared to the same period of 2003 and increased $181,931 or 2.6% for the first six months of 2004 compared to the same period of 2003. The increases in tax-equivalent net interest income, for all periods compared, were principally attributable to decreases in interest expense, partially offset by decreases in tax-equivalent interest income.

      Total tax-equivalent interest income decreased $283,172 or 5.3% for the second quarter of 2004 compared to the same period of 2003 and decreased $584,293 or 5.4% for the first six months of 2004 compared to the same period of 2003. The decreases in tax-equivalent interest income for the quarters and six-month periods compared were primarily attributable to the lower interest rate environment, partially offset by higher volumes of interest-earning assets. Average earning assets increased $13,296,987 or 3.5% for the second quarter of 2004 compared to the same quarter of 2003 and increased $13,913,786 or 3.6% for the first six months of 2004 compared to the same period of 2003. The yield on average earning assets decreased 46 basis points for the second quarter of 2004 compared to the same quarter of 2003 and decreased 51 basis points for the first six months of 2004 compared to the same period of 2003. The increases in the volume of average earning assets for the periods compared were primarily due to internal growth in the securities portfolio. The decreases in the yields on average earning assets were primarily the result of a declining interest rate environment.

      Total interest expense decreased $347,332 or 18.4% for the second quarter of 2004 compared to the same period of 2003 and decreased $766,224 or 19.9% for the first six months of 2004 compared to the same period of 2003. The decreases in interest expense were primarily attributable to the lower interest rate environment, partially offset by higher volumes of interest-bearing liabilities. Average interest-bearing liabilities increased $4,375,417 for the second quarter of 2004 compared to the same period of 2003 and increased $5,135,538 for the first six months of 2004 compared to the same period of 2003. The average rate paid on interest-bearing liabilities decreased 42 basis points to 1.77% for the second quarter of 2004 compared to the same period of 2003. The average rate paid on interest-bearing liabilities decreased 48 basis points to 1.77% for the first six months of 2004 compared to the same period of 2003. The decreases in the average rate paid for the periods compared were primarily due to a declining interest rate environment.

      The net interest margin was 3.60% for the second quarter of 2004 compared to 3.65% for the second quarter of 2003. The net interest margin for the first six months of 2004 was 3.63% compared to 3.68% for the first six months of 2003. The compression in the net interest margin for the periods compared occurred as the yields on interest-earning assets decreased at a faster pace than the cost of interest-bearing liabilities. West Pointe management continues efforts to monitor and maintain the Company's net interest margin.

PROVISION FOR LOAN LOSSES

      The provision for loan losses was $418,000 and $598,000 for the second quarter and first six months of 2004, respectively, compared to $195,000 and $690,000 for the second quarter and first six months of 2003, respectively. The provision for loan losses represents management's judgment of the cost associated with credit risk inherent in the loan portfolio. Factors which influence management's determination of the provision for loan losses include, among other things, a review of individual loans, size and quality of the loan portfolio, current and projected economic conditions, regulatory guidelines, and historical loan loss experience. The increase in the provision for loan losses for the second quarter of 2004 compared to the second quarter of 2003 was primarily reflective of an increase in non-performing loans. Activity in the allowance for loan losses and nonperforming loan data are presented under "ASSET QUALITY."

NONINTEREST INCOME

      Total noninterest income was $1,209,619 for the second quarter of 2004 compared to $1,288,566 for the second quarter of 2003. Noninterest income totaled $2,298,250 for the first six months of 2004 compared to $2,760,207 for the same period of 2003. Service charges on deposit accounts increased $57,093 for the second quarter of 2004 compared to the second quarter of 2003 and increased $73,883 for the six-month periods compared. The increases in service charges on deposit accounts for the periods compared were primarily attributable to growth in the volume of deposit accounts on which service charges are assessed coupled with increases in various service charges that resulted from an analysis of the Company's service charge schedule. The results of that analysis, completed during the fourth quarter of 2003, were implemented on January 1, 2004. Income from mortgage banking services decreased $164,701 for the second quarter of 2004 compared to the second quarter of 2003 and decreased $323,877 for the six-month periods compared. The decreases in mortgage banking income for the periods compared were primarily attributable to a slightly higher interest rate environment associated with West Pointe's mortgage activities. This slightly higher interest rate environment resulted in a reduced level of mortgage originations and refinancing activities. Assuming that interest rates remain stable and the local real estate market remains strong, Company management anticipates that the level of mortgage banking income will remain stable during the remainder of 2004. Income from trust fees remained relatively constant for the quarters and six-month periods compared. Income from brokerage and insurance services increased $33,187 for the second quarter of 2004 compared to the second quarter of 2003 and increased $35,719 for the six-month periods compared. The increases in income from brokerage and insurance services, for the periods compared, were primarily attributable to commissions earned on annuity product renewals and continuing new business development. Credit card income remained relatively constant for the quarters and six-month periods compared. During the second quarter and first six months of 2004, West Pointe recorded increases in cash surrender value of life insurance of $98,837 and $194,530, respectively, compared to increases of $125,105 and $249,642 recorded during the second quarter and first six months of 2003, respectively. These cash surrender value increases relate to various bank owned life insurance ("BOLI") policies, which generally serve as funding mechanisms for West Pointe's director fee deferral program and West Pointe's salary continuation plans which have been established for various officers of the Company. The remaining policies were purchased to provide additional life insurance benefits to certain Company officers. These BOLI policies provide certain benefits to the Company including, but not limited to, the exclusion from income taxes on the increase in their cash surrender values. The decreases in income from this component of noninterest income, for the periods compared, were primarily attributable to lower interest rates earned on the BOLI policies. Net securities gains recorded during the second quarter and the first six months of 2004 totaled $166,201 and $314,048, respectively, compared to net securities gains of $127,733 and $461,064 recorded during the second quarter and the first six months of 2003, respectively. Net securities gains recorded during 2004 resulted from opportunities in the marketplace to take such gains. Net securities gains recorded during 2003 resulted from management's decisions to decrease interest income on non-taxable securities to minimize alternative minimum tax and to reconfigure certain segments of the investment portfolio to limit potential interest rate risk that could result from a rising interest rate environment. Other noninterest income includes such items as interchange fees on automated teller machine ("ATM") transactions, safe deposit box rental fees, check printing fees and other miscellaneous fees. The decreases in other noninterest income for the periods compared resulted from modest declines in a number of categories of other noninterest income.

NONINTEREST EXPENSE

      Total noninterest expense was $3,191,016 for the second quarter of 2004 compared to $3,132,949 for the second quarter of 2003. For the first six months of 2004, total noninterest expense was $6,403,151 compared to $6,249,807 for the same period of 2003. The increases in noninterest expense were primarily attributable to increases in employee compensation and benefits and other noninterest expense, partially offset by decreases in legal and professional fees. Employee compensation and benefit expenses increased $135,176 for the second quarter of 2004 compared to the second quarter of 2003 and increased $233,760 for the six-month periods compared. The increases in employee compensation and benefits for the quarters and six-month periods compared were primarily attributable to normal merit increases and staff additions associated with overall growth in banking operations. Net occupancy expenses increased $41,882 for the second quarter of 2004 compared to the second quarter of 2003 and increased $20,791 for the six-month periods compared. The increases in net occupancy expenses for the periods compared were primarily attributable to increased real estate taxes associated with West Pointe's banking locations. Furniture and equipment expenses increased $27,668 for the second quarter of 2004 compared to the second quarter of 2003 and increased $50,454 for the six-month periods compared. The increases in furniture and equipment expenses for the periods compared were attributable to normal operations. Legal and professional fees decreased $283,295 for the second quarter of 2004 compared to the second quarter of 2003 and decreased $293,648 for the six-month periods compared. The decreases in legal and professional fees for the periods compared were primarily attributable to the recovery of approximately $371,000 from the Company's insurance carrier of legal fees previously paid in connection with certain lawsuits of which the Bank was a party to in the ordinary course of business. Data processing expenses declined modestly for the quarters and six-month periods compared. Advertising expenses increased $27,710 for the second quarter of 2004 compared to the second quarter of 2003 and increased $20,003 for the six-month periods compared. The increases in advertising expenses for the periods compared were primarily attributable to expanded promotional activities associated with the Company's operations. Other noninterest expenses increased $110,017 for the second quarter of 2004 compared to the second quarter of 2003 and increased $125,298 for the six-month periods compared. Other noninterest expense includes such items as FDIC insurance premiums, mortgage banking expenses, telephone expenses, postage costs, certain credit card program expenses and other miscellaneous expenses. The increases in other noninterest expense for the periods compared were attributable to various categories of other noninterest expense, none of which were individually significant.

INCOME TAX EXPENSE

      West Pointe recorded income tax expense of $202,400 for the second quarter of 2004 compared to $319,600 for the second quarter of 2003. For the first six months of 2004, income tax expense was $461,200 compared to $598,400 for the same period of 2003. The decreases in income tax expense for the 2004 periods compared to the 2003 periods primarily resulted from lower levels of income before income taxes. The effective income tax rates were 21.0% and 25.0% for the second quarter of 2004 and 2003, respectively. The decreases in the effective income tax rates for the 2004 periods compared to the 2003 periods were attributable to the levels of taxable income and to changes in mix of taxable and non-taxable revenues.

FINANCIAL CONDITION

GENERAL

      Certain components of West Pointe's consolidated balance sheet at June 30, 2004 compared to December 31, 2003 are presented in summary form in Table 2. Total assets decreased $1,176,673 to $423,973,768 compared to $425,150,441 at December 31, 2003. The modest decrease in total assets was primarily due to normal fluctuations.


TABLE 2 - Selected Comparative Balance Sheet Items

                                          June 30,               December 31,
                                            2004                     2003
                                      ----------------         ----------------
Total assets                          $    423,973,768         $    425,150,441
Loans                                      228,481,707              216,754,989
Securities                                 149,113,770              166,700,103
Deposits                                   359,529,884              360,920,884
Repurchase agreements                       22,231,194               19,185,867
Other borrowings                             1,087,100                1,237,100
Federal Home Loan Bank advances              7,360,000                9,400,000
Stockholders' equity                        30,672,423               30,731,413


LOANS

      Loans increased 5.4%, or $11,726,718, from year-end 2003 to June 30, 2004. The majority of this increase was derived from growth in the commercial, financial and agricultural and commercial real estate segments of the portfolio. West Pointe also experienced a modest increase in the 1-4 family residential real estate segment of the portfolio. During the second quarter of 2004, West Pointe experienced an increase in loan demand when compared to the past several quarters.

      Table 3 presents the composition of the loan portfolio by type of borrower and major loan category and the percentage of each to the total portfolio for the periods presented.

TABLE 3 - Loan Portfolio Composition

                                                   June 30,                          December 31,
                                                    2004                                2003
                                         ---------------------------         ---------------------------
                                            Amount           Percent            Amount           Percent
                                         ------------        -------         ------------        -------
Commercial borrowers:
Commercial, financial and agricultural   $ 62,023,502          27.1%         $ 55,147,337          25.5%
Commercial real estate                     84,029,001          36.8            79,620,879          36.7
Real estate construction                   19,392,168           8.5            19,489,319           9.0
                                         ------------         -----          ------------         -----
          Total commercial                165,444,671          72.4           154,257,535          71.2
                                         ------------         -----          ------------         -----

Consumer borrowers:
1-4 family residential real estate         52,941,597          23.2            52,059,308          24.0
Other consumer loans                       10,095,439           4.4            10,438,146           4.8
                                         ------------         -----          ------------         -----
          Total consumer                   63,037,036          27.6            62,497,454          28.8
                                         ------------         -----          ------------         -----

          Total loans                    $228,481,707         100.0%         $216,754,989         100.0%
                                         ============         =====          ============         =====


SECURITIES

      Total securities decreased $17,586,333 to $149,113,770 at June 30, 2004 compared to $166,700,103 at year-end 2003. The security portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds not needed to fund loan demand. The security portfolio also supplies securities as required collateral for certain deposits and for repurchase agreements. The majority of this decrease resulted from principal payments received on the Company's mortgage-backed securities and from management's decision to sell certain securities, which resulted from favorable opportunities in the market place. Proceeds from the aforementioned principal payments and sales were used to fund West Pointe's increased loan demand. Additional information regarding West Pointe's repurchase agreements is presented and discussed under "Borrowings."

      Available-for-sale securities are recorded at fair value. Net unrealized losses on available-for-sale securities totaled $1,260,409 at June 30, 2004, compared to net unrealized gains of $1,525,430 at December 31, 2003. The change in net unrealized gains and losses from December 31, 2003 to June 30, 2004 was attributable to the slightly higher interest rate environment. West Pointe management does not currently expect any losses to result from any unrealized losses in the portfolio, as maturities of securities and other funding sources should meet the Company's liquidity needs. Any losses taken will result from strategic or discretionary decisions to adjust the security portfolio.

      Table 4 presents the composition of securities at their carrying values for the periods presented.

TABLE 4 - Security Portfolio Composition

                                                                      June 30,               December 31,
                                                                        2004                     2003
                                                                  ----------------         ----------------
Available-for-sale securities:
Mortgage-backed securities                                             114,233,868              126,843,672
Obligations of states and political subdivisions                        34,879,902               39,856,431
                                                                  ----------------         ----------------
     Total available-for-sale                                     $    149,113,770         $    166,700,103
                                                                  ================         ================


DEPOSITS

      West Pointe's deposit base is its primary source of liquidity and consists of deposits originating within the communities served by its banking locations. Deposits are West Pointe's primary and most reliable funding source for interest-earning assets.

      Total deposits decreased $1,391,000 to $359,529,884 at June 30, 2004 from year-end 2003. The noninterest bearing demand deposit and time deposit components of the deposit portfolio increased $2,905,667 and $5,328,025, respectively, from year-end 2003. The increase in noninterest bearing demand deposits was primarily attributable to seasonal fluctuations. The majority of the increase in time deposits was attributable to additional deposits received from one public entity. Savings and money market deposit account balances decreased $8,082,949 from year-end 2003 to June 30, 2004. The majority of this decrease related to deposits associated with one public entity. Deposit balances with this entity fluctuate significantly from time to time.

      Table 5 sets forth the composition of deposits and the percentage of each category to total deposits for the periods presented.

TABLE 5 - Deposit Liability Composition

                                                            June 30,                           December 31,
                                                              2004                                 2003
                                               --------------------------------      -------------------------------
                                                   Amount               Percent         Amount               Percent
                                               ----------------         -------      ---------------         -------
Noninterest bearing demand deposits            $     44,375,923           12.3%      $    41,470,256          11.5%
Interest bearing demand deposits                     32,403,631            9.0            33,945,374           9.4
Savings and money market deposits                   109,017,186           30.3           117,100,135          32.4
Time deposits $100,000 or more                       64,234,775           17.9            59,379,919          16.5
Time deposits less than $100,000                    109,498,369           30.5           109,025,200          30.2
                                               ----------------          -----       ---------------         -----
     Total deposits                            $    359,529,884          100.0%      $   360,920,884         100.0%
                                               ================          =====       ===============         =====

BORROWINGS

      Total borrowings amounted to $30,678,294 at June 30, 2004, compared to $29,822,967 at year-end 2003. At June 30, 2004 and December 31, 2003, borrowings consisted of repurchase agreements, Federal Home Loan Bank advances and a short-term borrowing with an unaffiliated bank.

      Repurchase agreements increased $3,045,327 from year-end 2003. These borrowings serve as an alternative funding source to deposits. The majority of the increase in repurchase agreements was in the form of cash management repurchase agreement accounts. Such accounts involve the daily transfer of excess funds from noninterest bearing deposit accounts into interest bearing cash management repurchase agreement accounts. Cash management repurchase agreement accounts are marketed to commercial and individual deposit customers and are considered to be a stable source of funds. Repurchase agreements, other than cash management repurchase agreements, generally represent an alternative to short-term certificates of deposit.

      At June 30, 2004 and December 31, 2003, the Bank had one $5,000,000 Federal Home Loan Bank term advance, which reflected an interest rate of 5.63% and had a scheduled maturity of December 13, 2004. This advance is callable on a quarterly basis. In addition to the term advance, the Bank, at June 30, 2004 and December 31, 2003, had overnight advances in the amounts of $2,360,000 and 4,400,000, respectively. These overnight advances served as funding alternatives to federal funds purchased.

      At June 30, 2004, other borrowings consisted of a $1,087,100 borrowing under a line of credit with an unaffiliated bank. This line of credit allows for borrowings, by West Pointe, of up to $5,000,000. The line of credit matures on January 7, 2005, and bears interest at a rate of 50 basis points under the prime-lending rate. As of December 31, 2003, the amount of this borrowing totaled $1,237,100.

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

      At June 30, 2004, nonperforming assets totaled $6,149,465 or 1.45% of total assets, compared to nonperforming assets at year-end 2003 of $2,504,550 or ..59% of total assets. Nonperforming assets at June 30, 2004, included $250,000 relating to two parcels of foreclosed property. All foreclosed property is held for sale and is initially recorded on an individual property basis at estimated fair value less cost to sell. Subsequent to foreclosure, management evaluates the foreclosed properties and a valuation allowance is established if the estimated fair value declines. As of June 30, 2004, management does not anticipate any significant losses upon the disposition of the remaining foreclosed property. Nonperforming loans in the commercial real estate segment of the portfolio increased $3,760,650 from December 31, 2003. The majority of this increase is related to loans to two commercial borrowers. A detailed review of the loans to these two borrowers resulted in the second quarter 2004 increase in the provision for loan losses, which, in turn contributed to the increase in the June 30, 2004 allowance for loan losses as management allocated appropriate allowances for these loans. Management is in various stages of workout to remedy or liquidate these and other nonperforming loans. The remaining categories of nonperforming loans remained relatively stable at June 30, 2004 compared to December 31, 2003.

      Table 6 sets forth a summary of West Pointe's loan portfolio mix and nonperforming assets.

TABLE 6 - Loan Portfolio Mix and Nonperforming Assets

                                                      June 30, 2004                          December 31, 2003
                                              ---------------------------------       --------------------------------
                                                Loans and                              Loans and
                                               Foreclosed        Non-performing        Foreclosed       Non-performing
                                                Property             Assets             Property            Assets
                                              ------------        -------------       ------------      --------------
Commercial borrowers:
Commercial, financial and agricultural        $ 62,023,502        $    113,480        $ 55,147,337       $     60,753
Commercial real estate                          84,029,001           4,707,527          79,620,879            946,877
Real estate construction                        19,392,168                  --          19,489,319                 --
                                              ------------        ------------        ------------       ------------
          Total commercial                     165,444,671           4,821,007         154,257,535          1,007,630

Consumer borrowers:
1-4 family residential
     real estate                                52,941,597           1,017,818          52,059,308          1,213,500
Other consumer loans                            10,095,439              60,640          10,438,146             53,420
                                              ------------        ------------        ------------       ------------
          Total consumer                        63,037,036           1,078,458          62,497,454          1,266,920
                                              ------------        ------------        ------------       ------------
          Total loans                          228,481,707           5,899,465         216,754,989          2,274,550
Foreclosed property                                250,000             250,000             230,000            230,000
                                              ------------        ------------        ------------       ------------
          Total                               $228,731,707        $  6,149,465        $216,984,989       $  2,504,550
                                              ============        ============        ============       ============

Nonaccrual loans                                                  $  5,667,678                           $  1,676,187
Accruing loans past due 90 days or more                                231,787                                598,363
                                                                  ------------                           ------------
     Total nonperforming loans                                       5,899,465                              2,274,550
Foreclosed property                                                    250,000                                230,000
                                                                  ------------                           ------------
     Total nonperforming assets                                   $  6,149,465                           $  2,504,550
                                                                  ============                           ============

Nonperforming loans to total loans                                        2.58%                                  1.05%
Nonperforming assets to total loans
     and foreclosed property                                              2.69%                                  1.15%
Nonperforming assets to total assets                                      1.45%                                   .59%


      Net charge-offs for the second quarter of 2004 totaled $916 compared to $199,731 for the second quarter of 2003. During the first six months of 2004, net charge-offs totaled $334,785 compared to $308,290 for the first six months of 2003. Net charge-offs recorded in the residential real estate segment during the first six months of 2004 primarily related to several loans to one borrower. Charge-offs and recoveries recorded during the second quarter and first six months of 2004 in all other segments of the loan portfolio were not significant.

      West Pointe's allowance for loan losses at June 30, 2004 increased to $2,960,354 from $2,697,139 at December 31, 2003. The increase in the allowance for loan losses was primarily due to overall growth in the loan portfolio as well as an increase in non-performing loans. At June 30, 2004, the allowance for loan losses represented 50.18% of nonperforming loans compared to 126.11% at June 30, 2003. The ratio of the allowance for loan losses to total loans was 1.30% at June 30, 2004 compared to 1.26% at June 30, 2003. Management believes that the allowance for loan losses at June 30, 2004 was adequate to absorb probable incurred losses in the loan portfolio. However, past loan loss experience as it relates to current portfolio mix, evaluation of potential losses in the portfolio, subsequent changes in economic conditions and other factors may require changes in the levels of the allowance for loan losses.

         Table 7 presents information pertaining to the activity in and an analysis of West Pointe's allowance for loan losses for the periods presented.

TABLE 7 - Allowance For Loan Losses

                                                         Three Months Ended                    Six Months Ended
                                                              June 30,                              June 30,
                                                   ------------------------------        ------------------------------
                                                       2004              2003               2004               2003
                                                   -----------        -----------        -----------        -----------
Balance at beginning of period                     $2,543,270         $2,795,887         $2,697,139         $2,409,446
Loans charged off:
     Commercial, financial and agricultural                38            188,381             15,102            229,100
     Real estate:
          Commercial                                      924                 --                924                 --
          Residential                                   4,042                 --            356,321             89,390
                                                   ----------         ----------         ----------         ----------
               Total real estate                        4,966                 --            357,245             89,390
     Consumer                                              --             16,022             31,377             40,413
                                                   ----------         ----------         ----------         ----------
               Total charge-offs                        5,004            204,403            403,724            358,903
                                                   ----------         ----------         ----------         ----------

Recoveries of loans previously charged off:
     Commercial, financial and agricultural                --              3,666              4,030             49,339
     Residential real estate                            3,364                 --             63,816                 --
     Consumer                                             724              1,006              1,093              1,274
                                                   ----------         ----------         ----------         ----------
               Total recoveries                         4,088              4,672             68,939             50,613
                                                   ----------         ----------         ----------         ----------

Net charge-offs                                           916            199,731            334,785            308,290
Provision for loan losses                             418,000            195,000            598,000            690,000
                                                   ----------         ----------         ----------         ----------
Balance at end of period                           $2,960,354         $2,791,156         $2,960,354         $2,791,156
                                                   ==========         ==========         ==========         ==========

Net charge-offs (annualized) as a
     percent of average total loans                        NM                .36%               .31%               .28%
Allowance for loan losses to total loans                 1.30%              1.26%              1.30%              1.26%
Allowance for loan losses to
     nonperforming loans                                50.18%            126.11%             50.18%            126.11%


NM - Not Meaningful-Less than 0.01%

CAPITAL RESOURCES

CAPITAL RESOURCES

         Total stockholders' equity decreased $58,990 from $30,731,413 at December 31, 2003 to $30,672,423 at June 30, 2004. Net income for the six-month period ended June 30, 2004 was $1,616,767. At June 30, 2004 compared to December 31, 2003, the decrease to stockholders' equity resulting from the change in accumulated other comprehensive income was partially offset by net income for the six-month period. The change in accumulated other comprehensive income is comprised of the unrealized gain or loss on available-for-sale securities.

         Financial institutions are required to maintain ratios of capital to assets in accordance with guidelines promulgated by the federal banking regulators. The guidelines are commonly known as "Risk-Based Guidelines" as they define the capital level requirements of a financial institution based upon the level of credit risk associated with holding various categories of assets. The Risk-Based Guidelines require minimum ratios of Tier 1 and Total Capital to risk-weighted assets of 4% and 8%, respectively. At June 30, 2004, West Pointe's Tier 1 and Total Capital ratios were 12.15% and 13.29%, respectively. In addition to the Risk-Based Guidelines, the federal banking agencies have established a minimum leverage ratio guideline for financial institutions (the "Leverage Ratio Guideline"). The Leverage Ratio Guideline provides for a minimum ratio of Tier 1 capital to average assets of 4%. West Pointe's leverage ratio at June 30, 2004, was 7.36%. Accordingly, West Pointe has satisfied these regulatory guidelines.

RECENT ACCOUNTING PRONOUNCEMENTS

      As of the date of this Report, there are no newly issued accounting pronouncements which would have a significant effect on the Company's financial statements.

CRITICAL ACCOUNTING POLICIES

      There have been no significant changes in the Company's critical accounting policies from those disclosed as of December 31, 2003.

CONTRACTUAL OBLIGATIONS

      The Company enters into certain contractual obligations in the ordinary course of operations. The required payments under these contracts represent future cash requirements of the Company. The Company's significant fixed and determinable contractual obligations, as of June 30, 2004, are set forth in the following table:

                                                                             Payments Due
                                              ---------------------------------------------------------------------------
                                                                    After          After
                                                                  One Year      Three Years
                                                 One Year          Through        Through        After
                                                  or Less        Three Years     Five Years    Five Years       Total
                                              ---------------  -------------   -------------   ----------  ---------------
     Time certificates of deposit             $   133,467,582  $  30,928,986   $   9,327,881     $ 8,695   $   173,733,144
     Federal Home Loan Bank advances                7,360,000             --              --          --         7,360,000
     Other borrowings                               1,087,100             --              --          --         1,087,100
     Operating leases                                  47,520         95,040          19,800          --           162,360
                                              ---------------  -------------   -------------     -------   ---------------
          Total contractual cash obligations  $   141,962,202  $  31,024,026   $   9,347,681     $ 8,695   $   182,342,604
                                              ===============  =============   =============     =======   ===============


OFF- BALANCE SHEET ARRANGEMENTS

      For information on the Company's significant off-balance sheet commitments as of December 31, 2003, see the information incorporated by reference under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There has been no material change to the market risk position from that disclosed as of December 31, 2003, the end of the last fiscal year.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the Company's principal executive officer and principal financial officer carried out an evaluation, with the participation of the Company's other management, of the effectiveness of the Company's disclosure controls and procedures. Based upon this evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. It should be noted that the design of the Company's disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

         PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

         The Company does not have any plans or programs to repurchase shares of its common stock, nor has the Company made any repurchases of its securities during the second quarter of 2004.

                                                     ISSUER PURCHASES OF EQUITY SECURITIES
                           -------------------------------------------------------------------------------------
                                                                         Total Number of      Maximum Number of
                                                                       Shares Purchased as   Shares that May Yet
                                                                         Part of Publicly     Be Purchased Under
                            Total Number of      Average Price Paid     Announced Plans or       the Plans or
      Period               Shares Purchased          per Share              Programs              Programs
    ----------             ----------------      ------------------    -------------------   -------------------
    April 2004                     --                     --                    --                    --
    May 2004                       --                     --                    --                    --
    June 2004                      --                     --                    --                    --
                           ----------------      ------------------    -------------------   -------------------
         Total                     --                     --                    --                    --
                           ================      ==================    ===================   ===================

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Proxies were mailed to shareholders on March 15, 2004 for the Company's Annual Meeting of Shareholders, which was held on April 14, 2004. The only matter submitted to, and approved by, shareholders is listed below, as is a tabulation of voting.

         (1)      The following persons nominated as Directors were re-elected:

                               Class I                             For              Against              Withheld
                         -------------------                   ------------         -------              --------
                         William C. Allison                    801,687.4964            0                  1,000
                         Harry E. Cruncleton                   801,687.4964            0                  1,000


         Other directors continuing in office are as follows: David G. Embry, Jack B. Haydon, Charles G. Kurrus, III, Terry W. Schaefer, Edward J. Szewczyk and Wayne W. Weeke.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits: See Exhibit Index on page 23 hereof.

         (b) Reports on Form 8-K: No reports on Form 8-K were filed by West Pointe during the second quarter of 2004.

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


DATE:  August 13, 2004                    By:/s/ Terry W. Schaefer
----------------------                       ---------------------
                                               Terry W. Schaefer
                                               President and Chief
                                               Executive Officer
                                               (on behalf of the Registrant)


DATE:  August 13, 2004                    By:/s/ Bruce A. Bone
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

(1) Documents incorporated by reference to the Company's Registration Statement on Form 10 (file no. 000-30505) at the corresponding exhibit. All such previously filed documents are hereby incorporated by reference in accordance with Item 601of Regulation S-K.