Form 10-Q
period 2004-09-30
WEST POINTE BANCORP INC
filed 2004-11-12
CIK 1040589

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                               -------------------------- to-------------------

Commission file number 0-30505

                            WEST POINTE BANCORP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            Illinois                                     36-4149655
            --------                                     ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

        West Pointe Bancorp, Inc.
          5701 West Main Street
          Belleville, Illinois                                           62226
          --------------------                                           -----
(Address of Principal Executive Offices)                              (Zip Code)

                                 (618) 234-5700
                               ------------------
               (Registrant's Telephone Number, Including Area Code)

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
                        [  ] Yes                        [X] No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

      Class                                 Outstanding at November 10, 2004
      -----                                 --------------------------------
Common stock $1 par value                             1,002,626

                                TABLE OF CONTENTS

                                                                                                                   Page
                                                                                                                   ----
PART I - FINANCIAL INFORMATION
      ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
                     Consolidated Balance Sheets                                                                    3
                     Consolidated Statements of Income                                                              4
                     Consolidated Statements of Comprehensive Income                                                5
                     Consolidated Statements of Cash Flows                                                          6
                     Notes to Consolidated Financial Statements                                                     7

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                9
      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                          20
      ITEM 4.  CONTROLS AND PROCEDURES                                                                             20

PART II - OTHER INFORMATION
      ITEM 1.  LEGAL PROCEEDINGS                                                                                   21
      ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                                         21
      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                                     21
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                 21
      ITEM 5.  OTHER INFORMATION                                                                                   22
      ITEM 6.  EXHIBITS                                                                                            22

SIGNATURE PAGE                                                                                                     23

EXHIBIT INDEX                                                                                                      24

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEST POINTE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                   (UNAUDITED)
                                                                                  SEPTEMBER 30,            DECEMBER 31,
                                                                                       2004                   2003
                                                                                       ----                   ----
Assets
   Cash and due from banks                                                        $  10,705,638           $   8,875,108
   Interest bearing due from banks                                                    5,511,264                 104,775
                                                                                  -------------           -------------
          Cash and cash equivalents                                                  16,216,902               8,979,883
   Federal Home Loan Bank stock                                                      13,103,500              12,520,600
   Securities:
      Available-for-sale, at fair value                                             160,009,464             166,700,103
   Loans held for sale                                                                  390,090                 338,729
   Loans                                                                            236,174,589             216,754,989
      Allowance for loan losses                                                      (2,952,274)             (2,697,139)
                                                                                  -------------           -------------
          Net Loans                                                                 233,222,315             214,057,850
   Bank premises and equipment                                                       12,025,047              11,914,722
   Cash surrender value of life insurance                                            10,470,589               8,374,188
   Accrued interest and other assets                                                  2,928,875               2,264,366
                                                                                  -------------           -------------
          Total Assets                                                            $ 448,366,782           $ 425,150,441
                                                                                  =============           =============
Liabilities
   Deposits:
      Noninterest bearing                                                         $  44,805,325           $  41,470,256
      Interest bearing                                                              333,544,766             319,450,628
                                                                                  -------------           -------------
          Total Deposits                                                            378,350,091             360,920,884

   Repurchase agreements                                                             26,572,111              19,185,867
   Other borrowings                                                                   1,012,100               1,237,100
   Federal Home Loan Bank advances                                                    5,000,000               9,400,000
   Accrued interest and other liabilities                                             4,450,550               3,675,177
                                                                                  -------------           -------------
          Total Liabilities                                                         415,384,852             394,419,028

Stockholders' Equity
   Preferred stock, $1 par value - 50,000 shares authorized and unissued                     --                      --
   Common stock, $1 par value - 10,000,000 shares authorized; 1,020,376 and 1,008,698 shares issued at September 30, 2004 and December 31,
     2003, respectively                                                               1,020,376               1,008,698
   Surplus                                                                           13,957,011              13,482,395
   Retained earnings                                                                 17,955,286              15,943,128
   Treasury stock, 17,750 shares                                                       (648,575)               (648,575)
   Accumulated other comprehensive income                                               697,832                 945,767
                                                                                  -------------           -------------
          Total Stockholders' Equity                                                 32,981,930              30,731,413
                                                                                  -------------           -------------
          Total Liabilities and Stockholders' Equity                              $ 448,366,782           $ 425,150,441
                                                                                  =============           =============


See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                    THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                          SEPTEMBER 30,
                                                                      -------------                          -------------
                                                                 2004                 2003              2004                 2003
                                                                 ----                 ----              ----                 ----
Interest and Fee Income:
   Loans
         Taxable                                            $   3,503,218        $   3,525,846    $  10,183,746        $  11,054,796
         Non-taxable                                               46,351               41,807          125,295              136,878
   Securities
         Taxable                                                1,127,459              986,289        3,436,963            3,040,282
         Non-taxable                                              351,006              353,173        1,142,214            1,097,318
   Deposits with banks                                             30,211               33,088           42,832               91,500
                                                            -------------        -------------      -----------          -----------
      Total Interest and Fee Income                             5,058,245            4,940,203       14,931,050           15,420,774
Interest Expense:
   Deposits                                                     1,480,546            1,537,373        4,268,283            5,054,367
   Repurchase agreements                                           89,674               72,373          222,685              245,035
   Other borrowings                                                 9,747               11,729           29,748               38,702
   Federal Home Loan Bank advances                                 72,074               71,939          223,262              213,471
                                                            -------------        -------------      -----------          -----------
      Total Interest Expense                                    1,652,041            1,693,414        4,743,978            5,551,575
                                                            -------------        -------------      -----------          -----------
          Net Interest Income                                   3,406,204            3,246,789       10,187,072            9,869,199
Provision for Loan Losses                                          60,000              160,000          658,000              850,000
                                                            -------------        -------------      -----------          -----------
          Net Interest Income After
          Provision For Loan Losses                             3,346,204            3,086,789        9,529,072            9,019,199
Noninterest Income:
   Service charges on deposits                                    413,172              331,336        1,155,129              999,410
   Mortgage banking                                               117,775              228,806          354,651              789,559
   Trust fees                                                     151,632              165,062          502,672              513,835
   Brokerage and insurance services                                88,088               93,551          263,175              232,919
   Credit card income                                             106,859               88,230          293,808              289,140
   Increase in cash surrender value of life insurance              93,144              123,560          287,674              373,202
   Gain on sale of securities, net                                    ---                  ---          314,048              461,064
   Other                                                           59,369               51,145          157,132              182,768
                                                            -------------        -------------      -----------          -----------
      Total Noninterest Income                                  1,030,039            1,081,690        3,328,289            3,841,897
Noninterest Expense:
   Employee compensation and benefits                           1,686,096            1,647,654        5,149,917            4,877,715
   Occupancy, net                                                 204,686              194,693          557,871              527,087
   Furniture and equipment                                        211,174              170,405          592,716              501,493
   Legal and professional fees                                    285,835              257,148          565,705              830,666
   Data processing                                                114,446              112,285          345,585              346,738
   Advertising                                                     99,387              100,483          301,262              282,355
   Other                                                          653,359              664,188        2,145,078            2,030,609
                                                            -------------        -------------      -----------          -----------
      Total Noninterest Expense                                 3,254,983            3,146,856        9,658,134            9,396,663
                                                            -------------        -------------      -----------          -----------
Income Before Income Taxes                                      1,121,260            1,021,623        3,199,227            3,464,433
Income Tax Expense                                                277,800              236,200          739,000              834,600
                                                            -------------        -------------      -----------          -----------

Net Income                                                  $     843,460        $     785,423      $ 2,460,227          $ 2,629,833
                                                            =============        =============      ===========          ===========
Average Shares Outstanding:
    Basic                                                       1,000,827              984,754          996,127              981,674
    Diluted                                                     1,046,215            1,019,996        1,039,093            1,014,699
Per Share Data:
    Net income:
       Basic                                                $        .84         $        .80       $      2.47          $      2.68
       Diluted                                              $        .81         $        .77       $      2.37          $      2.59
   Dividends declared                                       $        .16         $        .14       $       .45          $       .40

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                                                      -------------             -------------
                                                                                    2004        2003          2004           2003
                                                                                    ----        ----          ----           ----
Net Income                                                                        $  843,460  $ 785,423   $ 2,460,227   $ 2,629,833
Other Comprehensive Income (Loss), Net Of Tax
  Unrealized holding gains (losses) on securities available for sale (net of income tax (benefit) of $906,660 and $(32,621) for the three and nine months ended September 30, 2004 and $(606,767) and $(740,573) for the three and
    nine months ended September 30, 2003, respectively)                            1,479,285   (989,989)      (53,225)   (1,208,303)
  Less adjustment for realized gains included in net
    income (net of income taxes of $119,338 and
    $175,204 for the nine months ended September 30,
    2004 and 2003, respectively)                                                         ---        ---       194,710       285,860
                                                                                  ----------  ---------   -----------   -----------
Other Comprehensive Income (Loss)                                                  1,479,285   (989,989)     (247,935)   (1,494,163)
                                                                                  ----------  ---------   -----------   -----------
Comprehensive Income (Loss)                                                       $2,322,745  $(204,566)  $ 2,212,292   $ 1,135,670
                                                                                  ==========  =========   ===========   ===========

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                   NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                            ------------------------------
                                                                                            2004                      2003
                                                                                            ----                      ----
Operating Activities
   Net income                                                                          $      2,460,227             $  2,629,833
   Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization                                                      609,967                  535,615
             Net amortization on securities                                                     651,098                1,086,623
             Gain on sale of securities, net                                                   (314,048)                (461,064)
             Gain on sale of mortgage loans                                                    (260,007)                (717,151)
             Gain on sale of foreclosed property                                                 (3,275)                 (25,948)
             Loss on disposition of bank premises and equipment                                     ---                    9,895
             Federal Home Loan Bank stock dividends                                            (582,900)                (595,300)
             Provision for loan losses                                                          658,000                  850,000
             Proceeds from sales of mortgage loans held for sale                             15,862,325               46,759,745
             Originations of mortgage loans held for sale                                   (15,653,679)             (43,726,282)
             Increase in cash surrender value of life insurance policies                       (287,674)                (373,202)
             Increase in other assets and other liabilities, net                                851,998                1,519,685
                                                                                       ----------------             ------------
Net Cash Provided By Operating Activities                                                     3,992,032                7,492,449
Investing Activities
   Proceeds from sales of securities available for sale                                       8,680,559               13,132,978
   Proceeds from maturities of securities available for sale                                 19,824,032               76,086,591
   Purchases of securities available for sale                                               (22,550,897)            (120,638,262)
   Net (increase) decrease in loans                                                         (20,555,666)               6,541,500
   Purchases of life insurance policies                                                      (1,752,000)                    ----
   Proceeds from sale of foreclosed property                                                     90,575                  129,160
   Purchases of bank premises and equipment                                                    (720,292)                (922,695)
                                                                                       ----------------             ------------
Net Cash Used In Investing Activities                                                       (16,983,689)             (25,670,728)
Financing Activities
   Net increase (decrease) in noninterest bearing deposits                                    3,335,069                 (524,715)
   Net increase in interest bearing deposits                                                 14,094,138               16,040,877
   Net increase repurchase agreements                                                         7,386,244                2,020,539
   Decrease in other borrowings                                                                (225,000)                (225,000)
   Repayment of FHLB advances                                                                (4,400,000)                    ----
   Proceeds from issuance of common stock                                                       486,294                  370,940
   Dividends paid                                                                              (448,069)                (392,793)
                                                                                       ----------------             ------------
Net Cash Provided By Financing Activities                                                    20,228,676               17,289,848
                                                                                       ----------------             ------------
Net Increase (Decrease) in Cash and Cash Equivalents                                          7,237,019                 (888,431)
Cash and cash equivalents - Beginning of year                                                 8,979,883               22,474,026
                                                                                       ----------------             ------------
Cash and cash equivalents - End of Period                                              $     16,216,902             $ 21,585,595
                                                                                       ================             ============

Supplemental Disclosure of Cash Flow Information

   Interest paid                                                                       $      4,712,001             $  5,766,449
   Income taxes paid                                                                            585,000                  345,000
   Real estate acquired in settlement of loans                                                  733,201                  103,212

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

                                                                  THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                         SEPTEMBER 30,
                                                                    -------------                         -------------
                                                                 2004               2003             2004                 2003
                                                                 ----               ----             ----                 ----
Net income, as reported                                     $    843,460        $  785,423       $  2,460,227        $  2,629,833
Less: Total stock-based employee
  compensation cost determined under the fair
  value based method, net of income taxes                        (49,525)          (54,454)          (155,366)           (163,362)
                                                            ------------        ----------       ------------        ------------
  Pro forma net income                                      $    793,935        $  730,969       $  2,304,861        $  2,466,471
                                                            ============        ==========       ============        ============
Earnings per share:
  Basic - as reported                                       $        .84        $      .80       $       2.47        $       2.68
  Basic - pro forma                                                  .79               .74               2.31                2.51
  Diluted - as reported                                              .81               .77               2.37                2.59
  Diluted - pro forma                                                .76               .72               2.22                2.43

NOTE B -- NET INCOME PER SHARE

      The calculation of net income per share is summarized as follows:

                                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                        SEPTEMBER 30,
                                                                    -------------                        -------------
                                                                2004               2003               2004              2003
                                                                ----               ----               ----              ----
Basic
   Net Income                                               $    843,460       $    785,423      $   2,460,227    $    2,629,833
                                                            ============       ============      =============    ==============
   Average common shares outstanding                           1,000,827            984,754            996,127           981,674
                                                            ============       ============      =============    ==============
   Net income per common share - basic                      $        .84       $        .80      $        2.47    $         2.68
                                                            ============       ============      =============    ==============
Diluted
   Net Income                                               $    843,460       $    785,423      $   2,460,227    $    2,629,833
                                                            ============       ============      =============    ==============
   Average common shares outstanding                           1,000,827            984,754            996,127           981,674

   Dilutive potential due to stock options                        45,388             35,242             42,966            33,025
                                                            ------------       ------------      -------------    --------------
   Average common shares outstanding                           1,046,215          1,019,996          1,039,093         1,014,699
                                                            ============       ============      =============    ==============
   Net income per common share - diluted                    $        .81       $        .77      $        2.37    $         2.59
                                                            ============       ============      =============    ==============

NOTE C -- NEW ACCOUNTING STANDARDS

      Emerging Issues Task Force (EITF) Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", contains accounting guidance regarding other-than-temporary impairment of securities that was to take effect for the quarter ended September 30, 2004. However, the effective date of portions of this guidance has been delayed, and more interpretive guidance is to be issued in the near future. The effect of this new and pending guidance on the Company's financial statements is not known, but it is possible this guidance could change management's assessment of other-than-temporary impairment in future periods.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion describes West Pointe's results of operations during the three-month and nine-month periods ended September 30, 2004 and 2003, and its financial condition, asset quality, and capital resources as of September 30, 2004 and December 31, 2003. This discussion should be read in conjunction with West Pointe's unaudited consolidated financial statements and notes thereto. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

OVERVIEW

      Net income for the third quarter of 2004 was $843,460 or $.81 per diluted common share compared to net income of $785,423 or $.77 per diluted common share for the third quarter of 2003. Net income for the first nine months of 2004 was $2,460,227 or $2.37 per diluted common share compared to net income of $2,629,833 or $2.59 per diluted common share for the first nine months of 2003. Return on average assets for the third quarter and first nine months of 2004 was ..77% and .76%, respectively, compared to .74% and .84% for the third quarter and first nine months of 2003, respectively. Return on average equity for the third quarter and first nine months of 2004 was 10.61% and 10.39%, respectively, compared to 10.58% and 12.01% for the third quarter and first nine months of 2003, respectively.

      The decrease in net income, for the nine-month periods compared, was primarily attributable to a decrease in noninterest income and an increase in noninterest expense, partially offset by an increase in net interest income and a decrease in the provision for loan losses. The increase in net income, for the quarters compared, was primarily attributable to an increase in net interest income and a decrease in the provision for loan losses, partially offset by increases in noninterest expense and income tax expense.

      Total assets at September 30, 2004 increased modestly to $448,366,782 from $425,150,441 at December 31, 2003. At September 30, 2004, loans totaled $236,174,589 compared to $216,754,989 at December 31, 2003. At September 30,
2004, securities totaled $160,009,464 compared to $166,700,103 at December 31, 2003. West Pointe's primary funding source for assets is deposits, which totaled $378,350,091 at September 30, 2004 compared to $360,920,884 at December 31,
2003.

RESULTS OF OPERATIONS

      Table 1 summarizes West Pointe's statements of income and the change in each category for the periods presented.

TABLE 1 - Comparative Statements of Income

                                                                     Three Months Ended
                                                                        September 30,                              Change
                                                                 --------------------------               -------------------------
                                                                 2004                   2003              Amount            Percent
                                                            ----------------       ----------------       -------------     -------
Total interest income
    (fully tax-equivalent)                                  $      5,229,923       $      5,114,798       $    115,125         2.3%
Total interest expense                                             1,652,041              1,693,414            (41,373)       (2.4)
                                                            ----------------       ----------------       ------------
       Net interest income                                         3,577,882              3,421,384            156,498         4.6
Provision for loan losses                                             60,000                160,000           (100,000)      (62.5)
Noninterest income:
   Service charges on deposits                                       413,172                331,336             81,836        24.7
   Mortgage banking                                                  117,775                228,806           (111,031)      (48.5)
   Trust fees                                                        151,632                165,062            (13,430)       (8.1)
   Brokerage and insurance services                                   88,088                 93,551             (5,463)       (5.8)
   Credit card income                                                106,859                 88,230             18,629        21.1
   Increase in cash surrender value of life insurance                 93,144                123,560            (30,416)      (24.6)
   Other                                                              59,369                 51,145              8,224        16.1
                                                            ----------------       ----------------       ------------
       Total Noninterest Income                                    1,030,039              1,081,690            (51,651)       (4.8)
                                                            ----------------       ----------------       ------------
Noninterest Expense:
   Employee compensation and benefits                              1,686,096              1,647,654             38,442         2.3
   Occupancy, net                                                    204,686                194,693              9,993         5.1
   Furniture and equipment                                           211,174                170,405             40,769        23.9
   Legal and professional fees                                       285,835                257,148             28,687        11.2
   Data processing                                                   114,446                112,285              2,161         1.9
   Advertising                                                        99,387                100,483             (1,096)       (1.1)
   Other                                                             653,359                664,188            (10,829)       (1.6)
                                                            ----------------       ----------------       ------------
       Total Noninterest Expense                                   3,254,983              3,146,856            108,127         3.4
                                                            ----------------       ----------------       ------------
Income Before Income Taxes                                         1,292,938              1,196,218             96,720         8.1
Less: tax-equivalent adjustment                                      171,678                174,595             (2,917)       (1.7)
Income tax expense                                                   277,800                236,200       $     41,600        17.6
                                                            ----------------       ----------------       ------------
Net Income                                                  $        843,460       $        785,423             58,037        7.4%
                                                            ================       ================       ============

                                                                    Nine Months Ended
                                                                      September 30,                           Change
                                                                      -------------                           ------
                                                                  2004                   2003           Amount           Percent
                                                                  ----                   ----           ------           -------
Total interest income
    (fully tax-equivalent)                                $     15,490,052       $     15,959,219    $   (469,167)        (2.9)%
Total interest expense                                           4,743,978              5,551,575        (807,597)       (14.5)
                                                          ----------------       ----------------    ------------
       Net interest income                                      10,746,074             10,407,644         338,430          3.3
Provision for loan losses                                          658,000                850,000        (192,000)       (22.6)
Noninterest income:
   Service charges on deposits                                   1,155,129                999,410         155,719         15.6
   Mortgage banking                                                354,651                789,559        (434,908)       (55.1)
   Trust fees                                                      502,672                513,835         (11,163)        (2.2)
   Brokerage and insurance services                                263,175                232,919          30,256         13.0
   Credit card income                                              293,808                289,140           4,668          1.6
   Increase in cash surrender value of life
     insurance                                                     287,674                373,202         (85,528)       (22.9)
   Gain on sale of securities, net                                 314,048                461,064        (147,016)       (31.9)
   Other                                                           157,132                182,768         (25,636)       (14.0)
                                                          ----------------       ----------------    ------------
      Total Noninterest Income                                   3,328,289              3,841,897        (513,608)       (13.4)
                                                          ----------------       ----------------    ------------
Noninterest expense:
    Employee compensation and benefits                           5,149,917              4,877,715         272,202          5.6
   Occupancy, net                                                  557,871                527,087          30,784          5.8
   Furniture and equipment                                         592,716                501,493          91,223         18.2
    Legal and professional fees                                    565,705                830,666        (264,961)       (31.9)
   Data processing                                                 345,585                346,738          (1,153)        (0.3)
   Advertising                                                     301,262                282,355          18,907          6.7
   Other                                                         2,145,078              2,030,609         114,469          5.6
                                                          ----------------       ----------------    ------------
      Total Noninterest Expense                                  9,658,134              9,396,663         261,471          2.8
                                                          ----------------       ----------------    ------------
Income before income taxes                                       3,758,229              4,002,878        (244,649)        (6.1)
Less: tax-equivalent adjustment                                    559,002                538,445          20,557          3.8
Income tax expense                                                 739,000                834,600         (95,600)       (11.5)
                                                          ----------------       ----------------    ------------
Net Income                                                $      2,460,227       $      2,629,833    $   (169,606)        (6.4)%
                                                          ================       ================    ============

NET INTEREST INCOME

      Tax-equivalent net interest income increased $156,498 or 4.6% for the third quarter of 2004 compared to the same period of 2003 and increased $338,430 or 3.3% for the first nine months of 2004 compared to the same period of 2003. The increase in tax-equivalent net interest income for the third quarter of 2004 compared to the third quarter of 2003 was attributable to an increase in tax-equivalent interest income and a decrease in interest expense. The increase in tax-equivalent net interest income for the first nine months of 2004 compared to the first nine months of 2003 was attributable to a decrease in interest expense, partially offset by a decrease in tax-equivalent interest income.

      Total tax-equivalent interest income increased $115,125 or 2.3% for the third quarter of 2004 compared to the same period of 2003 and decreased $469,167 or 2.9% for the first nine months of 2004 compared to the same period of 2003. The increase in tax-equivalent interest income for the quarters compared was primarily due to higher volumes of interest earning assets. The decrease in tax-equivalent interest income for the nine-month periods compared was primarily attributable to the lower interest rate environment, partially offset by higher volumes of interest-earning assets. Average earning assets increased $13,654,309 or 3.5% for the third quarter of 2004 compared to the same quarter of 2003 and increased $13,815,183 or 3.6% for the first nine months of 2004 compared to the same period of 2003. The yield on average earning assets decreased 5 basis points for the third quarter of 2004 compared to the same quarter of 2003 and decreased 36 basis points for the first nine months of 2004 compared to the same period of 2003. The increases in the volume of average earning assets for the periods compared were primarily due to internal growth in the loan and securities portfolios. The decreases in the yields on average earning assets were primarily the result of a declining interest rate environment.

      Total interest expense decreased $41,373 or 2.4% for the third quarter of 2004 compared to the same period of 2003 and decreased $807,597 or 14.5% for the first nine months of 2004 compared to the same period of 2003. The decreases in interest expense were primarily attributable to the lower interest rate environment, partially offset by higher volumes of interest-bearing liabilities. Average interest-bearing liabilities increased $4,393,888 for the third quarter of 2004 compared to the same period of 2003 and increased $4,878,300 for the first nine months of 2004 compared to the same period of 2003. The average rate paid on interest-bearing liabilities decreased 7 basis points to 1.84% for the third quarter of 2004 compared to the same period of 2003. The average rate paid on interest-bearing liabilities decreased 34 basis points to 1.79% for the first nine months of 2004 compared to the same period of 2003. The decreases in the average rate paid for the periods compared were primarily due to a declining interest rate environment.

      The net interest margin was 3.52% for the third quarter of 2004 compared to 3.48% for the third quarter of 2003. The net interest margin for the first nine months of 2004 was 3.60% compared to 3.61% for the first nine months of 2003. West Pointe management continues efforts to monitor and maintain the Company's net interest margin.

PROVISION FOR LOAN LOSSES

      The provision for loan losses was $60,000 and $658,000 for the third quarter and first nine months of 2004, respectively, compared to $160,000 and $850,000 for the third quarter and first nine months of 2003, respectively. The provision for loan losses represents management's judgment of the cost associated with credit risk inherent in the loan portfolio. Factors which influence management's determination of the provision for loan losses include, among other things, a review of individual loans, size and quality of the loan portfolio, current and projected economic conditions, regulatory guidelines, and historical loan loss experience. Management's reviews of the loan portfolio and the current status of nonperforming loans, the third quarter 2004 receipt of a recovery on a loan to a commercial borrower that was previously charged off and an overall analysis of the allowance for loan losses resulted in decreases in the provision for loan losses for the quarters and nine-month periods compared. Activity in the allowance for loan losses and nonperforming loan data are presented under "ASSET QUALITY."

NONINTEREST INCOME

      Total noninterest income was $1,030,039 for the third quarter of 2004 compared to $1,081,690 for the third quarter of 2003. Noninterest income totaled $3,328,289 for the first nine months of 2004 compared to $3,841,897 for the same period of 2003. Service charges on deposit accounts increased $81,836 for the third quarter of 2004 compared to the third quarter of 2003 and increased $155,719 for the nine-month periods compared. The increases in service charges on deposit accounts for the periods compared were primarily attributable to growth in the volume of deposit accounts on which service charges are assessed coupled with increases in various service charges that resulted from an analysis of the Company's service charge schedule. The results of that analysis, completed during the fourth quarter of 2003, were implemented on January 1, 2004. Income from mortgage banking services decreased $111,031 for the third quarter of 2004 compared to the third quarter of 2003 and decreased $434,908 for the nine-month periods compared. The decreases in mortgage banking income for the periods compared were primarily attributable to a slightly higher interest rate environment associated with West Pointe's mortgage activities. This slightly higher interest rate environment resulted in a reduced level of mortgage originations and refinancing activities. Assuming that interest rates remain stable and the local real estate market remains strong, Company management anticipates that the level of mortgage banking income will remain stable during the remainder of 2004. Income from trust fees remained relatively constant for the quarters and nine-month periods compared. Income from brokerage and insurance services decreased $5,463 for the third quarter of 2004 compared to the third quarter of 2003 and increased $30,256 for the nine-month periods compared. The increase in income from brokerage and insurance services for the nine-month periods compared was primarily attributable to commissions earned on annuity product renewals and continuing new business development. Credit card income increased $18,629 for the third quarter of 2004 compared to the third quarter of 2003 and increased $4,668 for the nine-month periods compared. The increases in credit card income for the periods compared were primarily attributable to higher levels of merchant processing fees for credit card transactions and additional interchange fees received on transactions of West Pointe's cardholders. During the third quarter and first nine months of 2004, West Pointe recorded increases in cash surrender value of life insurance of $93,144 and $287,674, respectively, compared to increases of $123,560 and $373,202 recorded during the third quarter and first nine months of 2003, respectively. These cash surrender value increases relate to various bank owned life insurance ("BOLI") policies, which generally serve as funding mechanisms for West Pointe's director fee deferral program and West Pointe's salary continuation plans which have been established for various officers of the Company. The remaining policies were purchased to provide additional life insurance benefits to certain Company officers. These BOLI policies provide certain benefits to the Company including, but not limited to, the exclusion from income taxes on the increase in their cash surrender values. The decreases in income from this component of noninterest income, for the periods compared, were primarily attributable to lower interest rates earned on the BOLI policies. Net securities gains recorded during the first nine months of 2004 totaled $314,048 compared to net securities gains of $461,064 recorded during the first nine months of 2003, respectively. Net securities gains recorded during 2004 resulted from opportunities in the marketplace to take such gains. Net securities gains recorded during 2003 resulted from management's decisions to decrease interest income on non-taxable securities to minimize alternative minimum tax and to reconfigure certain segments of the investment portfolio to limit potential interest rate risk that could result from a rising interest rate environment. Other noninterest income increased $8,224 for the third quarter of 2004 compared to the third quarter of 2003 and decreased $25,636 for the nine-month periods compared. Other noninterest income includes such items as interchange fees on automated teller machine ("ATM") transactions, safe deposit box rental fees, check printing fees and other miscellaneous fees. The decrease in other noninterest income for the nine-month periods compared resulted from modest declines in a number of categories of other noninterest income.

NONINTEREST EXPENSE

      Total noninterest expense was $3,254,983 for the third quarter of 2004 compared to $3,146,856 for the third quarter of 2003. For the first nine months of 2004, total noninterest expense was $9,658,134 compared to $9,396,663 for the same period of 2003. The increase in noninterest expense for the quarters compared was primarily attributable to increases in employee compensation and benefits and expenses associated with furniture and equipment. The increase in noninterest expense for the nine-month periods compared was primarily attributable to increases in employee compensation and benefits and other noninterest expense, partially offset by decreases in legal and professional fees. Employee compensation and benefit expenses increased $38,442 for the third quarter of 2004 compared to the third quarter of 2003 and increased $272,202 for the nine-month periods compared. The increases in employee compensation and benefits for the quarters and nine-month periods compared were primarily attributable to normal merit increases and staff additions associated with overall growth in banking operations. Net occupancy expenses increased $9,993 for the third quarter of 2004 compared to the third quarter of 2003 and increased $30,784 for the nine-month periods compared. The increases in net occupancy expenses for the periods compared were primarily attributable to increased real estate taxes associated with West Pointe's banking locations. Furniture and equipment expenses increased $40,769 for the third quarter of 2004 compared to the third quarter of 2003 and increased $91,223 for the nine-month periods compared. The increases in furniture and equipment expenses for the periods compared were primarily attributable to higher levels of depreciation expense associated with West Pointe's furniture and equipment. Legal and professional fees increased $28,687 for the third quarter of 2004 compared to the third quarter of 2003 and decreased $264,961 for the nine-month periods compared. The increase in legal and professional fees for the quarters compared is primarily attributable to normal operations. The decrease in legal and professional fees for the nine-month periods compared was primarily attributable to the recovery of approximately $371,000 from the Company's insurance carrier of legal fees previously paid in connection with certain lawsuits of which the Bank was a party to in the ordinary course of business. Data processing expenses for the periods compared remained relatively stable. Advertising expenses decreased slightly for the quarters compared and increased $18,907 for the nine-month periods compared. The increase in advertising expenses for the nine-month periods compared was primarily attributable to expanded promotional activities associated with the Company's operations. Other noninterest expenses decreased modestly for the third quarter of 2004 compared to the third quarter of 2003 and increased $114,469 for the nine-month periods compared. Other noninterest expense includes such items as FDIC insurance premiums, mortgage banking expenses, telephone expenses, postage costs, certain credit card program expenses and other miscellaneous expenses. The increase in other noninterest expense for the nine-month periods compared was primarily attributable to expenses associated with certain nonperforming loans.

INCOME TAX EXPENSE

      West Pointe recorded income tax expense of $277,800 for the third quarter of 2004 compared to $236,200 for the third quarter of 2003. For the first nine months of 2004, income tax expense was $739,000 compared to $834,600 for the same period of 2003. The increase for the quarters compared primarily resulted from a higher level of income before income taxes. The decrease in income tax expense for the nine-month periods compared primarily resulted from lower levels of income before income taxes. The effective income tax rates were 24.8% and 23.1% for the third quarter and first nine months of 2004, respectively, compared to effective income tax rates of 23.1% and 24.1% for the comparable periods in 2003. The slight changes in the effective income tax rates for the 2004 periods compared to the 2003 periods were attributable to the levels of taxable income and to changes in mix of taxable and non-taxable revenues.

FINANCIAL CONDITION

GENERAL

      Certain components of West Pointe's consolidated balance sheet at September 30, 2004 compared to December 31, 2003 are presented in summary form in Table 2. Total assets increased $23,216,341 to $448,366,782 compared to $425,150,441 at December 31, 2003. The increase in total assets was primarily due to an increase in loans.

TABLE 2 - Selected Comparative Balance Sheet Items

                                                                September 30,              December 31,
                                                                    2004                     2003
                                                                    ----                     ----
Total assets                                                  $    448,366,782         $    425,150,441
Loans                                                              236,174,589              216,754,989
Securities                                                         160,009,464              166,700,103
Deposits                                                           378,350,091              360,920,884
Repurchase agreements                                               26,572,111               19,185,867
Other borrowings                                                     1,012,100                1,237,100
Federal Home Loan Bank advances                                      5,000,000                9,400,000
Stockholders' equity                                                32,981,930               30,731,413

LOANS

      Loans increased 9.0%, or $19,419,600, from year-end 2003 to September 30, 2004. The majority of this increase was derived from growth in the commercial, financial and agricultural and commercial real estate segments of the portfolio. West Pointe also experienced a modest increase in the 1-4 family residential real estate segment of the portfolio. When compared to several previous quarters, West Pointe's loan demand increased considerably during the second and third quarters of 2004.

      Table 3 presents the composition of the loan portfolio by type of borrower and major loan category and the percentage of each to the total portfolio for the periods presented.

TABLE 3 - Loan Portfolio Composition

                                                            September 30,                                 December 31,
                                                                2004                                         2003
                                                                ----                                         ----
                                                      Amount                Percent               Amount               Percent
                                                      ------                -------               ------               -------
Commercial borrowers:
Commercial, financial and agricultural          $   62,309,357             26.4%            $   55,147,337             25.5%
Commercial real estate                              86,970,356             36.8                 79,620,879             36.7
Real estate construction                            23,672,076             10.0                 19,489,319              9.0
                                                --------------            -----             --------------            -----
      Total commercial                             172,951,789             73.2                154,257,535             71.2
                                                --------------            -----             --------------            -----
Consumer borrowers:
1-4 family residential real estate                  53,130,897             22.5                 52,059,308             24.0
Other consumer loans                                10,091,903              4.3                 10,438,146              4.8
                                                --------------            -----             --------------            -----
      Total consumer                                63,222,800             26.8                 62,497,454             28.8
                                                --------------            -----             --------------            -----
      Total loans                               $  236,174,589            100.0%            $  216,754,989            100.0%
                                                ==============            =====             ==============            =====

SECURITIES

      Total securities decreased $6,690,639 to $160,009,464 at September 30, 2004 compared to $166,700,103 at year-end 2003. The security portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds not needed to fund loan demand. The security portfolio also supplies securities as required collateral for certain deposits and for repurchase agreements. The majority of this decrease resulted from principal payments received on the Company's mortgage-backed securities and from management's decision to sell certain securities, which resulted from favorable opportunities in the market place. Proceeds from the aforementioned principal payments and sales were used to fund West Pointe's increased loan demand. Additional information regarding West Pointe's repurchase agreements is presented and discussed under "Borrowings."

      All of West Pointe's securities are classified as available for sale. Available-for-sale securities are recorded at fair value. Net unrealized gains on available-for-sale securities totaled $1,125,536 at September 30, 2004, compared to net unrealized gains of $1,525,430 at December 31, 2003. The change in net unrealized gains and losses from December 31, 2003 to September 30, 2004 was primarily attributable to the slightly higher interest rate environment.

      Table 4 presents the composition of securities at their carrying values for the periods presented.

      TABLE 4 - Security Portfolio Composition

                                                                    September 30,             December 31,
                                                                        2004                     2003
                                                                        ----                     ----
Available-for-sale securities:
U.S. government agencies                                                 3,995,000                       --
Mortgage-backed securities                                             119,404,645              126,843,672
Obligations of states and political subdivisions                        36,609,819               39,856,431
                                                                  ----------------         ----------------
   Total available-for-sale                                       $    160,009,464         $    166,700,103
                                                                  ================         ================

      Table 5 presents the composition of securities with unrealized losses at September 30, 2004, presented by length of time in an unrealized loss position.

      TABLE 5 - Composition of Securities with Unrealized Losses

                                        Less than 12 Months               12 Months or More                 Total
                                        -------------------               -----------------                 -----
                                       Fair         Unrealized           Fair        Unrealized         Fair     Unrealized
                                       Value           Loss             Value           Loss           Value        Loss
                                       -----           ----             -----           ----           -----        ----
U.S. government agencies           $ 3,995,000    $   (5,965)    $          --     $        --   $  3,995,000   $  (5,965)
Mortgage-backed securities          50,847,609      (200,142)       20,203,253        (281,164)    71,050,862    (481,306)
Obligations of states and
  political subdivisions             6,964,604       (62,055)               --              --      6,964,604     (62,055)
                                   -----------   -----------     -------------    ------------   ------------   ---------
Total temporarily impaired         $61,807,213   $  (268,162)    $  20,203,253    $   (281,164)  $ 82,010,466   $(549,326)
                                   ===========   ===========     =============    ============   ============   =========

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

      Total deposits increased $17,429,207 to $378,350,091 at September 30, 2004 from year-end 2003. The noninterest bearing demand deposit, interest bearing demand deposit and time deposit components of the deposit portfolio increased $3,335,069, $793,830 and $14,302,360, respectively, from year-end 2003. The increase in the noninterest bearing demand deposit and interest bearing demand deposit components of the deposit portfolio were primarily attributable to seasonal fluctuations. The majority of the increase in time deposits was attributable to additional deposits received from one public entity. Savings and money market deposit account balances decreased modestly from year-end 2003 to September 30, 2004 and resulted from normal fluctuations.

      Table 6 sets forth the composition of deposits and the percentage of each category to total deposits for the periods presented.

TABLE 6 - Deposit Liability Composition

                                                         September 30,                               December 31,
                                                              2004                                       2003
                                                              ----                                       ----
                                                    Amount               Percent               Amount               Percent
                                                    ------               -------               ------               -------
Noninterest bearing demand deposits            $     44,805,325           11.8%            $    41,470,256          11.5%
Interest bearing demand deposits                     34,739,204            9.2                  33,945,374           9.4
Savings and money market deposits                   116,098,083           30.7                 117,100,135          32.4
Time deposits $100,000 or more                       72,736,967           19.2                  59,379,919          16.5
Time deposits less than $100,000                    109,970,512           29.1                 109,025,200          30.2
                                               ----------------          -----             ---------------         -----
   Total deposits                              $    378,350,091          100.0%            $   360,920,884         100.0%
                                               ================          =====             ===============         =====

BORROWINGS

      Total borrowings amounted to $32,584,211 at September 30, 2004, compared to $29,822,967 at year-end 2003. At September 30, 2004 and December 31, 2003, borrowings consisted of repurchase agreements, Federal Home Loan Bank advances and a short-term borrowing with an unaffiliated bank.

      Repurchase agreements increased $7,386,244 from year-end 2003. These borrowings serve as an alternative funding source to deposits. The majority of the increase in repurchase agreements was in the form of cash management repurchase agreement accounts. Such accounts involve the daily transfer of excess funds from noninterest bearing deposit accounts into interest bearing cash management repurchase agreement accounts. Cash management repurchase agreement accounts are marketed to commercial and individual deposit customers and are considered to be a stable source of funds. Repurchase agreements, other than cash management repurchase agreements, generally represent an alternative to short-term certificates of deposit.

      At September 30, 2004 and December 31, 2003, the Bank had one $5,000,000 Federal Home Loan Bank term advance, which reflected an interest rate of 5.63% and had a scheduled maturity of December 13, 2004. This advance is callable on a quarterly basis. In addition to the term advance, the Bank, at December 31, 2003, had an overnight advance in the amount of $4,400,000. This overnight advance served as a funding alternative to federal funds purchased.

      At September 30, 2004, other borrowings consisted of a $1,012,100 borrowing under a line of credit with an unaffiliated bank. This line of credit allows for borrowings, by West Pointe, of up to $5,000,000. The line of credit matures on January 7, 2005, and bears interest at a rate of 50 basis points under the prime-lending rate. As of December 31, 2003, the amount of this borrowing totaled $1,237,100.

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

      At September 30, 2004, nonperforming assets totaled $6,204,008 or 1.38% of total assets, compared to nonperforming assets at year-end 2003 of $2,504,550 or ..59% of total assets. Nonperforming assets at September 30, 2004, included $874,000 relating to two parcels of foreclosed property. All foreclosed property is held for sale and is initially recorded on an individual property basis at estimated fair value less cost to sell. Subsequent to foreclosure, management evaluates the foreclosed properties and a valuation allowance is established if the estimated fair value declines. As of September 30, 2004, management does not anticipate any significant losses upon the disposition of the remaining foreclosed property. Nonperforming loans in the commercial real estate segment of the portfolio increased $3,133,215 from December 31, 2003. The majority of this increase is related to loans to two commercial borrowers. Management is in various stages of workout to remedy or liquidate these and other nonperforming loans. The remaining categories of nonperforming loans remained relatively stable at September 30, 2004 compared to December 31, 2003.

      Table 7 sets forth a summary of West Pointe's loan portfolio mix and nonperforming assets.

TABLE 7 - Loan Portfolio Mix and Nonperforming Assets

                                                  September 30, 2004                December 31, 2003
                                           ------------------------------    ------------------------------
                                             Loans and                        Loans and
                                            Foreclosed     Non-performing     Foreclosed     Non-performing
                                             Property          Assets          Property          Assets
                                           ------------    --------------    ------------    --------------
Commercial borrowers:
Commercial, financial and agricultural     $ 62,309,357     $    199,634     $ 55,147,337     $     60,753
Commercial real estate                       86,970,356        4,080,092       79,620,879          946,877
Real estate construction                     23,672,076             ----       19,489,319             ----
                                           ------------     ------------     ------------     ------------
          Total commercial                  172,951,789        4,279,726      154,257,535        1,007,630

Consumer borrowers:
1-4 family residential
     real estate                             53,130,897          993,941       52,059,308        1,213,500
Other consumer loans                         10,091,903           56,341       10,438,146           53,420
                                           ------------     ------------     ------------     ------------
          Total consumer                     63,222,800        1,050,282       62,497,454        1,266,920
                                           ------------     ------------     ------------     ------------
          Total loans                       236,174,589        5,330,008      216,754,989        2,274,550
Foreclosed property                             874,000          874,000          230,000          230,000
                                           ------------     ------------     ------------     ------------
          Total                            $237,048,589     $  6,204,008     $216,984,989     $  2,504,550
                                           ============     ============     ============     ============

Nonaccrual loans                                            $  4,789,396                      $  1,676,187
Accruing loans past due 90 days or more                          540,612                           598,363
                                                            ------------                      ------------
     Total nonperforming loans                                 5,330,008                         2,274,550
Foreclosed property                                              874,000                           230,000
                                                            ------------                      ------------
     Total nonperforming assets                             $  6,204,008                      $  2,504,550
                                                            ============                      ============

Nonperforming loans to total loans                                  2.26%                             1.05%
Nonperforming assets to total loans
     and foreclosed property                                        2.62%                             1.15%
Nonperforming assets to total assets                                1.38%                              .59%

      Net charge-offs for the third quarter of 2004 totaled $68,080 compared to $562,659 for the third quarter of 2003. During the first nine months of 2004, net charge-offs totaled $402,865 compared to $870,949 for the first nine months of 2003. Net charge-offs recorded during the first nine months of 2004 in the residential real estate segment of the loan portfolio primarily related to several loans to one borrower. The Company recorded net recoveries during the third quarter and first nine months of 2004 in the commercial, financial and agricultural segment of the portfolio. These net recoveries were primarily attributable to a recovery on a loan to one commercial borrower. Net charge-offs recorded in the commercial, financial and agricultural segment during the third quarter and first nine months of 2003 were primarily related to loans to four borrowers. Charge-offs and recoveries recorded during the third quarter and first nine months of 2004 and 2003 in all other segments of the loan portfolio were not significant.

      West Pointe's allowance for loan losses at September 30, 2004 increased to $2,952,274 from $2,697,139 at December 31, 2003. The increase in the allowance for loan losses was primarily due to overall growth in the loan portfolio as well as an increase in non-performing loans that was primarily associated with loans to two commercial borrowers. At September 30, 2004, the allowance for loan losses represented 55.39% of nonperforming loans compared to 113.01% at September 30, 2003. The ratio of the allowance for loan losses to total loans was 1.25% at September 30, 2004 compared to 1.13% at September 30, 2003. Management believes that the allowance for loan losses at September 30, 2004 was adequate to absorb probable incurred losses in the loan portfolio. However, past loan loss experience as it relates to current portfolio mix, evaluation of potential losses in the portfolio, subsequent changes in economic conditions and other factors may require changes in the levels of the allowance for loan losses.

      Table 8 presents information pertaining to the activity in and an analysis of West Pointe's allowance for loan losses for the periods presented.

TABLE 8 - Allowance For Loan Losses

                                                    Three Months Ended               Nine Months Ended
                                                       September 30,                   September 30,
                                                --------------------------      --------------------------
                                                   2004            2003            2004            2003
                                                ----------      ----------      ----------      ----------
Balance at beginning of period                  $2,960,354      $2,791,156      $2,697,139      $2,409,446
Loans charged off:
     Commercial, financial and agricultural         69,642         520,323          84,744         749,423
     Real estate:
          Commercial                               100,000          23,874         100,924          23,874
          Residential                               20,758           3,310         377,079          92,700
                                                ----------      ----------      ----------      ----------
               Total real estate                   120,758          27,184         478,003         116,574
     Consumer                                       48,737          16,291          80,114          56,704
                                                ----------      ----------      ----------      ----------
               Total charge-offs                   239,137         563,798         642,861         922,701
                                                ----------      ----------      ----------      ----------

Recoveries of loans previously charged off:
     Commercial, financial and agricultural        138,212             275         142,242          49,614
     Real estate:
          Commercial                                23,874             ---          23,874             ---
          Residential                                2,882             ---          66,698             ---
                                                ----------      ----------      ----------      ----------
               Total real estate                    26,756             ---          90,572             ---
     Consumer                                        6,089             864           7,182           2,138
                                                ----------      ----------      ----------      ----------
               Total recoveries                    171,057           1,139         239,996          51,752
                                                ----------      ----------      ----------      ----------

Net charge-offs                                     68,080         562,659         402,865         870,949
Provision for loan losses                           60,000         160,000         658,000         850,000
                                                ----------      ----------      ----------      ----------
Balance at end of period                        $2,952,274      $2,388,497      $2,952,274      $2,388,497
                                                ==========      ==========      ==========      ==========

Net charge-offs (annualized) as a
     percent of average total loans                    .12%           1.04%            .24%            .53%
Allowance for loan losses to total loans              1.25%           1.13%           1.25%           1.13%
Allowance for loan losses to
     nonperforming loans                             55.39%         113.01%          55.39%         113.01%

CAPITAL RESOURCES

CAPITAL RESOURCES

      Total stockholders' equity increased $2,250,517 from $30,731,413 at December 31, 2003 to $32,981,930 at September 30, 2004. Net income for the nine-month period ended September 30, 2004 was $2,460,227. The increase to total stockholders' equity resulting from net income was partially offset by the change in accumulated other comprehensive income. Accumulated other comprehensive income decreased $247,935 to $697,832 at September 30, 2004 from $945,767 at December 31, 2003. The change in accumulated other comprehensive income is comprised of the unrealized gain or loss on available-for-sale securities.

      Financial institutions are required to maintain ratios of capital to assets in accordance with guidelines promulgated by the federal banking regulators. The guidelines are commonly known as "Risk-Based Guidelines" as they define the capital level requirements of a financial institution based upon the level of credit risk associated with holding various categories of assets. The Risk-Based Guidelines require minimum ratios of Tier 1 and Total Capital to risk-weighted assets of 4% and 8%, respectively. At September 30, 2004, West Pointe's Tier 1 and Total Capital ratios were 12.03% and 13.13%, respectively. In addition to the Risk-Based Guidelines, the federal banking agencies have established a minimum leverage ratio guideline for financial institutions (the "Leverage Ratio Guideline"). The Leverage Ratio Guideline provides for a minimum ratio of Tier 1 capital to average assets of 4%. West Pointe's leverage ratio at September 30, 2004, was 7.39%. Accordingly, West Pointe has satisfied these regulatory guidelines.

RECENT ACCOUNTING PRONOUNCEMENTS

      EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", contains accounting guidance regarding other-than-temporary impairment of securities that was to take effect for the quarter ended September 30, 2004. However, the effective date of portions of this guidance has been delayed, and more interpretive guidance is to be issued in the near future. The effect of this new and pending guidance on the Company's financial statements is not known, but it is possible this guidance could change management's assessment of other-than-temporary impairment in future periods.

CRITICAL ACCOUNTING POLICIES

      There have been no significant changes in the Company's critical accounting policies from those disclosed as of December 31, 2003.

CONTRACTUAL OBLIGATIONS

      The Company enters into certain contractual obligations in the ordinary course of operations. The required payments under these contracts represent future cash requirements of the Company. The Company's significant fixed and determinable contractual obligations, as of September 30, 2004, are set forth in the following table:

                                                                          Payments Due
                                            -----------------------------------------------------------------------
                                                                After          After
                                                               One Year     Three Years
                                              One Year         Through        Through       After
                                              or Less        Three Years     Five Years   Five Years      Total
                                            ------------     -----------    ------------  ----------   ------------
Time certificates of deposit                $135,494,097     $38,766,528     $8,438,096     $8,758     $182,707,479
Federal Home Loan Bank advances                5,000,000              --             --         --        5,000,000
Other borrowings                               1,012,100              --             --         --        1,012,100
Operating leases                                  47,520          95,040          7,920         --          150,480
                                            ------------     -----------     ----------     ------     ------------
     Total contractual cash obligations     $141,553,717     $38,861,568     $8,446,016     $8,758     $188,870,059
                                            ============     ===========     ==========     ======     ============

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

         The Company does not have any plans or programs to repurchase shares of its common stock, nor has the Company made any repurchases of its securities during the third quarter of 2004.

                                                       ISSUER PURCHASES OF EQUITY SECURITIES
                              --------------------------------------------------------------------------------
                                                                       Total Number of      Maximum Number of
                                                                     Shares Purchased as   Shares that May Yet
                                                                      Part of Publicly     Be Purchased Under
                               Total Number of  Average Price Paid   Announced Plans or       the Plans or
     Period                   Shares Purchased      per Share            Programs               Programs
     ------                   ----------------  ------------------   ------------------    -------------------
July 2004                            --                 --                  --                     --
August 2004                          --                 --                  --                     --
September 2004                       --                 --                  --                     --
     Total                           --                 --                  --                     --

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS

         Exhibits: See Exhibit Index on page 24 hereof.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              WEST POINTE BANCORP, INC.
                                        ------------------------------------
                                                    (Registrant)

DATE: November 12, 2004                 By: /s/ Terry W. Schaefer
                                            ----------------------------
                                            Terry W. Schaefer
                                            President and Chief
                                            Executive Officer
                                            (on behalf of the Registrant)

DATE: November 12, 2004                 By: /s/ Bruce A. Bone
                                            ----------------------------
                                            Bruce A. Bone
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (as principal financial officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                 DESCRIPTION
-----------                 -----------

    3.1           Articles of Incorporation (1)

    3.2           Bylaws of West Pointe Bancorp, Inc. (1)

   10.1           Amendment to Salary Continuation Agreement with Bonnie M.
                  Hettenhausen (2)

   10.2           Salary Continuation Agreement with Anthony Holdener, Jr. (2)

   10.3           Split Dollar Agreement with Anthony Holdener, Jr. (2)

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

(2) Documents incorporated by reference to the Company's Current Report on Form 8-K filed October 6, 2004 (file no. 000-30505) at the corresponding exhibit. All such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.