Form 10-K
period 2004-12-31
WEST POINTE BANCORP INC
filed 2005-03-31
CIK 1040589

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the fiscal year ended December 31, 2004

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



      For the transition period from               to
                                     -------------    --------------

Commission file number:  030505

                            WEST POINTE BANCORP, INC.
             (Exact Name of Registrant as Specified in Its Charter)



                 Illinois                                       36-4149655
(State or Other Jurisdiction of Incorporation                 (IRS Employer
              or Organization)                            Identification Number)


 5701 West Main Street, Belleville, Illinois                      62226
   (Address of Principal Executive Offices)                     (Zip Code)


       Registrant's Telephone Number, Including Area Code: (618) 234-5700

        Securities to be registered pursuant to Section 12(b) of the Act:
                                      None

        Securities to be registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $1.00 per share
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

YES    X       NO
      ---           ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                        YES             NO    X
                            --------       --------

     There is no non-voting common equity. There is no active trading market in the registrant's common equity. Based on information available to West Pointe regarding sales of the company's common stock, the aggregate market value of the common stock held by nonaffiliates, as of June 30, 2004, was $31,924,154, which is the last business day of the registrant's most recently completed second fiscal quarter. For this purpose, all shares held by directors, executive officers and shareholders beneficially holding five percent or more of the company's common stock have been treated as held by affiliates.

     As of March 1, 2005 there were 1,024,578 shares issued, of which 1,006,828 shares were outstanding, of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2004 (the "2004 Annual Report") are incorporated by reference in Part II.

     Portions of the registrant's Proxy Statement for its April 27, 2005 Annual Meeting of Shareholders (the "2005 Proxy Statement") are incorporated by reference in Part III.

FORWARD LOOKING STATEMENTS

     This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of West Pointe. These forward-looking statements are based on assumptions and describe future plans, strategies, projections and expectations of West Pointe and are generally identified by the use of the terms "believe", "expect", "intend", "anticipate", "estimate", "project", or similar words. West Pointe's ability to predict results or the actual effect of future plans or strategies is uncertain. These forward-looking statements are subject to risks, uncertainties and assumptions which include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, the consequences of continued bank acquisitions and mergers in our market area, demand for financial services in West Pointe's market areas and changes in accounting principles and guidelines. Additionally, the policies of the State of Illinois Department of Financial and Professional Regulation, the Federal Deposit Insurance Corporation, the Financial Accounting Standards Board, the Public Company Accounting Oversight Board and the Securities and Exchange Commission could cause actual results to differ from those currently anticipated. All of these uncertainties, as well as others, are present in a banking operation and stockholders are cautioned that management's view of the future on which it prices its products, evaluates collateral, sets loan reserves and estimates costs of operation and regulation may prove to be other than as anticipated. West Pointe assumes no obligation to update any forward-looking statements that are made from time to time, whether as a result of new information, future events or otherwise. In light of the risks, uncertainties and assumptions, the events discussed in this report might not occur.

                                TABLE OF CONTENTS

PART I...................................................................................4
  Item 1.  Business......................................................................4
  Item 2.  Properties...................................................................12
  Item 3.  Legal Proceedings............................................................13
  Item 4.  Submission of Matters to a Vote of Security Holders..........................13

PART II.................................................................................13

  Item 5.  Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities............................13
  Item 6.  Selected Financial Data......................................................14
  Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................................14
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk...................14
  Item 8.  Financial Statements and Supplementary Data..................................14
  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................................14
  Item 9A. Controls and Procedures......................................................15
  Item 9B. Other Information............................................................15

PART III................................................................................15
  Item 10. Directors and Executive Officers of the Registrant...........................15
  Item 11. Executive Compensation.......................................................16
  Item 12. Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters..............................................17
  Item 13. Certain Relationships and Related Transactions...............................18
  Item 14. Principal Accountant Fees and Services.......................................18

PART IV.................................................................................18
  Item 15. Exhibits and Financial Statement Schedules...................................18

                                     PART I

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

     At the present time, except as mentioned below, West Pointe has no material assets, liabilities or operations other than those of the Bank, does not own or lease any property and has no paid employees. We utilize the premises and services of the employees of the Bank. As described in our financial statements, West Pointe has a revolving $5 million line of credit with an unaffiliated bank. As of December 31, 2004, there was no advance on this line of credit. On December 15, 2004, West Pointe completed a private placement to an institutional investor of $10,000,000 of floating rate trust preferred securities through a newly formed unconsolidated Delaware trust affiliate, West Pointe Statutory Trust I (the "Trust"). The proceeds from the sale of the trust preferred securities were used by the Trust to purchase $10,310,000 in aggregate principal amount of the Company's floating rate junior subordinated debentures. See the financial statements incorporated by reference to Item 8 of this report, including notes 9, 11 and 19 therein. The principal executive offices of West Pointe are located at 5701 West Main Street, Belleville, Illinois 62226.

Bank Products and Services

     The Bank was established in 1990 under the Illinois Banking Act, and operates in the financial services segment. Since its establishment, it has conducted a general banking business embracing the customary functions of commercial banking, including residential real estate, commercial, industrial and consumer lending, collections, safe deposit operations, and other services tailored to individual customer needs. On April 8, 1997, the Bank became a wholly-owned subsidiary of the Company pursuant to the Plan of Reorganization and Exchange dated as of February 12, 1997. In March of 1997, West Pointe launched its website at www.westpointebank.com, providing customers with full-service Internet banking and bill payment capabilities. At December 31, 2004, the Company had total assets of $444,021,124, total deposits of $375,244,420 and total loans (net of allowance for loan losses of $2,692,903) of $238,148,397. For information relating to our results of operations and other financial data see our Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

Market Area

     The Company's primary geographic market areas consist of St. Clair, Monroe and Madison counties in Illinois and St. Louis City and St. Louis County in Missouri. Our five branch locations in East and West Belleville, Columbia, Dupo and Swansea, Illinois and 28 ATMs serve to meet the convenience and financial needs of our customers. The Company believes that the area is experiencing growth in both the commercial and residential populations serviced by the Company. Our strategy is to operate as an independent, retail oriented financial institution dedicated to serving the needs of customers in our market areas. Our commitment is to provide a broad range of personalized products and services to meet the needs of our customers.

Lending Activities

     The Bank makes and services both secured and unsecured loans to individuals, firms and corporations. The Bank's loan portfolio is composed of loans in the following categories: commercial, financial and agricultural; commercial real estate; real estate construction; consumer residential real estate; and other consumer loans. The percent of loans for the various areas of business of the Bank as of December 31, 2004, based on principal amount, were 26.6% commercial, 21.5% residential real estate, 47.6% commercial and other real estate, 2.5% automobile and 1.8% other consumer loans. As of December 31, 2004, the Bank had approximately 5,661 loans outstanding in the aggregate amount of $240,841,300.

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

     As of December 31, 2004, and effective January 30, 2005, the statutory legal lending limit amount for the Bank to loan to one customer was $8,914,438.

Deposit Activities

     The Bank offers similar types of deposit accounts to those offered by other financial institutions. The categories of deposit accounts within the Bank's portfolio include non-interest bearing demand deposits, interest bearing demand deposits, savings and money market deposits, time deposits of $100,000 and more, and time deposits of less than $100,000. On December 31, 2004, the Bank had approximately 26,066 deposit accounts representing $375,244,420 in deposits.

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

     The Bank classifies investment securities as available for sale or held to maturity. Available for sale investment securities are held with the option of their disposal in the foreseeable future to meet investment objectives or for other operational needs. Held to maturity investment securities generally provide a relatively stable source of income. As of December 31, 2004, the Bank had no investment securities classified as held to maturity.

     Available for sale investment securities are recorded at fair value. As of December 31, 2004, all of the investment securities held in the Bank's investment portfolio are classified as available for sale. At December 31, 2004, the Bank's available for sale portion of the investment securities portfolio reflected a fair value of $154,389,611 and an amortized cost of $154,171,968. The U.S. government agencies portion of the available for sale portfolio is comprised primarily of securities issued by the Federal Home Loan Bank. Available for sale mortgage-backed securities are comprised of securities issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Government National Mortgage Association. Over 70% of the obligations of states and political subdivisions portion of the available for sale portfolio is rated by either Moody's Rating Service or Standard and Poor's Rating Service as "AAA."

     In addition to available for sale investment securities, the Bank holds equity securities in the form of Federal Home Loan Bank stock.

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

     We are required to file with the Federal Reserve Board various reports and such additional information as the Federal Reserve Board may require. The Bank is also subject to regulation by the Federal Deposit Insurance Corporation. In addition, there are numerous other federal and state laws and regulations which control the activities of us and our bank subsidiary, including requirements and limitations relating to capital and reserve requirements, permissible investments and lines of business, transactions with affiliates, loan limits, mergers and acquisitions, issuance of securities, dividend payments and extensions of credit. This regulatory framework is intended primarily for the protection of depositors and the preservation of the federal deposit insurance funds, and not for the protection of security holders. Statutory and regulatory controls increase a bank holding company's cost of doing business and limit the options of its management to employ assets and maximize income.

     In addition to its regulatory powers, the Federal Reserve impacts the conditions under which we operate by its influence over the national supply of bank credit. The Federal Reserve Board employs open market operations in U.S. Government securities, changes in the discount rate on bank borrowings, changes in the federal funds rate on overnight inter-bank borrowings, and changes in reserve requirements on bank deposits in implementing its monetary policy objectives. These instruments are used in varying combinations to influence the overall level of the interest rates charged on loans and paid for deposits, the price of the dollar in foreign exchange markets and the level of inflation. The monetary policies of the Federal Reserve have had a significant effect on the operating results of financial institutions in the past, most notably the low interest rate environment in 2002, 2003 and 2004. In view of changing conditions in the national economy and in the money markets, as well as the effect of credit policies of monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels or loan demand, or their effect on our financial performance.

     Under Federal Reserve policy, we are expected to act as a source of financial strength to our bank subsidiary and to commit resources to support our bank subsidiary in circumstances when it might not otherwise do so. The Federal Reserve Board may prohibit the payment of dividends by bank holding companies if their actions constitute unsafe or unsound practices. The payment of dividends by the Bank also may be affected by factors such as the maintenance of adequate capital. At December 31, 2004, the Bank was "well-capitalized" under regulatory capital adequacy standards.

Illinois Regulation

     West Pointe is subject to additional regulation under the Illinois Bank Holding Company Act of 1957, as amended. As an Illinois bank holding company, we are subject to examination by the State of Illinois Department of Financial and Professional Regulation (the "IDFPR"). The Bank is organized under the laws of the State of Illinois and as such is also subject to IDFPR supervision. The IDFPR requires all state banks to file a full and accurate statement of their affairs annually, and IDFPR examiners conduct periodic examinations of state banks.

     The IDFPR has the right to promulgate rules and regulations necessary for the supervision and regulation of Illinois banks under its jurisdiction and for the protection of the public investing in such institutions. The regulatory authority of the IDFPR includes, but is not limited to, the establishment of reserve requirements; the regulation of the payment of dividends; the regulation of stock repurchases; the regulation of incorporators, shareholders, directors, officers and employees; the establishment of permitted types of withdrawal accounts and types of contracts for savings programs, loans and investments; the regulation of the conduct and management of banks, chartering and branching of institutions, mergers, conversions; and, limitations on investments in and loans to affiliates.

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

Recent Legislation

Sarbanes-Oxley Act of 2002

     On July 30, 2002, the Sarbanes-Oxley Act of 2002 ("SOX") was signed into law, which mandated a variety of reforms intended to address corporate and accounting fraud. SOX contained provisions that amend the Securities Exchange Act of 1934, as amended (the "Exchange Act") and provisions which directed the Securities and Exchange

Commission (the "SEC") to promulgate rules. The following summary is not meant to be a complete description of the requirements of SOX.

     SOX provides for the establishment of the Public Company Accounting Oversight Board ("PCAOB"), which will enforce auditing, quality control and independence standards for firms that audit SEC-reporting companies and will be funded by fees from all SEC-reporting companies. SOX imposes higher standards for auditor independence and restricts the provision of consulting services by auditing firms to companies they audit. Any non-audit services being provided to an audit client require pre-approval by the Company's audit committee members. In addition, certain audit partners must be rotated periodically. SOX requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under SOX, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

     Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited in a fund for the benefit of harmed investors. Directors and executive officers must also report most changes in their ownership of a company's securities within two business days of the change, and all ownership reports must be electronically filed.

     Beginning six months after the SEC determines that the PCAOB is able to carry out its functions, it will be unlawful for any person that is not a registered public accounting firm ("RPAF") to audit an SEC-reporting company. Under SOX, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. SOX also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the Company's financial statements for the purpose of rendering the financial statements materially misleading. In addition, SOX requires that each financial report required to be prepared in accordance with (or reconciled to) accounting principles generally accepted in the United States of America and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

Competition

     West Pointe encounters strong competition both in making loans and in attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws permitting multi-bank holding companies, as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In various aspects of its business, the Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that the Bank does not currently provide. In addition, many of the Bank's non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Recent federal and state legislation, including the GLB Act discussed above, has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly. We believe that we compete with approximately 22 financial institutions in our geographic market.

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

Employees

     As of December 31, 2004, the Bank employed 111 full-time employees and 13 part-time employees. The Company does not have any employees and, as needed, utilizes the services of the employees retained by the Bank. No collective bargaining unit represents the employees. The Company and the Bank consider relations with their employees to be good.

Website Address

     We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and various other filings with the SEC. These filings are available on the website of the SEC at "www.sec.gov." Our website address is "www.westpointebank.com." We make available free of charge on our website access to our SEC filings as soon as reasonably practicable after we file such reports. The reference to our website does not constitute incorporation by reference of the information contained in the website and should not be considered part of this document.

ITEM 2. PROPERTIES.

     The Company and the Bank both operate out of the Bank's headquarters office, four branch offices and two office space locations, all of which are owned with the exception of one branch office. The following is a brief description of the properties owned and leased by the Company:

      Location                   Size             Description         Owned/Leased
--------------------          -----------        --------------       ------------
Belleville, Illinois          23,500 s.f.        Headquarters             Owned
Belleville, Illinois          15,600 s.f.        Branch Office            Owned
Swansea, Illinois              7,200 s.f.        Branch Office            Owned
Columbia, Illinois             3,200 s.f.        Branch Office            Leased
Dupo, Illinois                 2,900 s.f.        Branch Office            Owned
Belleville, Illinois          21,700 s.f.        Office Space(1)          Owned
Belleville, Illinois           8,000 s.f.        Office Space(2)          Owned

(1) West Pointe uses a portion of this property for record retention purposes only; the remaining portion of the property is leased to third parties on an interim basis.

(2) West Pointe acquired this property in the fourth quarter of 2004 and intends to use it for various administrative functions.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of 2004, the Company did not submit any matters to the vote of security holders through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

     Information regarding executive officers is contained in Item 10 of Part III of this report and is hereby incorporated by reference.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     The section of our 2004 Annual Report entitled "Common Stock and Related Matters" is hereby incorporated by reference. No other sections of the 2004 Annual Report are incorporated herein by this reference.

     For information regarding securities issued under our equity compensation plans, see "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

     We did not sell any unregistered equity securities during 2004. We did not repurchase any equity securities during 2004.

ITEM 6.  SELECTED FINANCIAL DATA.

     The section of our 2004 Annual Report entitled "Selected Consolidated Financial Information" is hereby incorporated by reference. No other sections of such 2004 Annual Report are incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The section of our 2004 Annual Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" is hereby incorporated by reference. No other sections of such 2004 Annual Report are incorporated herein by this reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The section of our 2004 Annual Report entitled "Capital Resources and Asset/Liability Management" of the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" is hereby incorporated by reference. No other sections of such 2004 Annual Report are incorporated herein by this reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The sections of our 2004 Annual Report entitled "Quarterly Financial Information (unaudited)," "Report of Independent Registered Public Accounting Firm", "West Pointe Bancorp, Inc. and Subsidiary Consolidated Balance Sheets," "West Pointe Bancorp, Inc. and Subsidiary Consolidated Statements of Income," "West Pointe Bancorp, Inc. and Subsidiary Consolidated Statements of Comprehensive Income," "West Pointe Bancorp, Inc. and Subsidiary Consolidated Statements of Stockholders' Equity," "West Pointe Bancorp, Inc. and Subsidiary Consolidated Statements of Cash Flows," and "West Pointe Bancorp, Inc. and Subsidiary Notes to Consolidated Financial Statements" are hereby incorporated by reference. No other sections of such 2004 Annual Report are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, the Company's principal executive officer and principal financial officer carried out an evaluation, with the participation of the Company's other management, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon this evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. It should be noted that the design of the Company's internal controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

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

     The Company will be required by SOX to include an assessment of its internal control over financial reporting and attestation from an independent registered public accounting firm in its Annual Report on Form 10-K beginning with its filing for its fiscal year ending after July 16, 2006.

ITEM 9B.  OTHER INFORMATION.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding directors and executive officers appearing under "Information About West Pointe's Board of Directors" on pages 3-5, the section entitled "Compensation of Directors" on page 7, and "Certain Other Information Regarding Management--Section 16(a) Beneficial Ownership Reporting Compliance" on page 25 of the 2005 Proxy Statement is hereby incorporated by reference. No other sections of the 2005 Proxy Statement are incorporated herein by this reference. The following information with respect to the executive officers of the Company on February 28, 2005 is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K.

     Bruce A. Bone, 50, has served as Chief Financial Officer of the Company since 1999 and Executive Vice President and Chief Financial Officer since January 2001.

     Anthony T. Holdener, Jr., 55, has served as Senior Vice President of the Bank since April 2004 and Senior Vice President and Senior Lending Officer since September 2004. Prior to joining the Company, Mr. Holdener was employed by Union Planters Bank and its predecessors, from 1968 until March 2004.

     Robert G. Cady, 57, has served as Senior Vice President and Trust Officer of the Bank since 1994.

     Albert A. Miller, 65, has served as the Senior Vice President of Operations of the Bank since 1998. Prior to joining the Company, Mr. Miller was employed by Boatman's Bank and its predecessors, since 1983.

     The section entitled "Audit Committee" of the section "Board Meetings and Committees" included in our 2005 Proxy Statement is hereby incorporated by reference. No other sections of the 2005 Proxy Statement are hereby incorporated by this reference.

     In the past fiscal year, there have not been any material changes, including the adoption of any written statement, to the procedures by which shareholders may recommend nominees to the registrant's board of directors. The section of the 2005 Proxy Statement entitled "Board Meetings and Committees" (excluding the sections within "Board Meetings and Committees" of the 2005 Proxy Statement entitled "Executive Committee" and "Audit Committee") is hereby incorporated by reference. No other sections of the 2005 Proxy Statement are incorporated herein by this reference.

     We have a Code of Ethics that applies to our Chief Executive and Chief Financial Officers. The Code of Ethics is available at our website, www.westpointebank.com.

ITEM 11.  EXECUTIVE COMPENSATION.

     The sections of the 2005 Proxy Statement entitled "Compensation of Directors", "Executive Compensation" (excluding the section within "Executive Compensation" of the 2005 Proxy Statement entitled "Report of the Compensation Committee on Executive Compensation"), and "Compensation Committee Interlocks and Insider Participation" within the section entitled "Certain Other Information Regarding Management" are hereby incorporated by reference. No other sections of the 2005 Proxy Statement are incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The section of the 2005 Proxy Statement entitled "Stock Ownership of Management and Certain Beneficial Owners" is hereby incorporated by reference. No other sections of the 2005 Proxy Statement are incorporated herein by this reference.

                      Equity Compensation Plan Information

     The following table sets forth aggregate information regarding the West Pointe Bancorp, Inc. 1998 Stock Option Plan, the Company's only equity compensation plan, as of December 31, 2004:


                                                                                             (C) NUMBER OF SECURITIES
                                                               (B) WEIGHTED-AVERAGE       REMAINING AVAILABLE FOR FUTURE
                                 (A) NUMBER OF SECURITIES        EXERCISE PRICE OF             ISSUANCE UNDER EQUITY
                                TO BE ISSUED UPON EXERCISE          OUTSTANDING            COMPENSATION PLANS (EXCLUDING
                                  OF OUTSTANDING OPTIONS,        OPTIONS, WARRANTS            SECURITIES REFLECTED IN
PLAN CATEGORY                       WARRANTS AND RIGHTS              AND RIGHTS                     COLUMN (A))
-------------                   --------------------------     --------------------       --------------------------------
==========================================================================================================================
Equity compensation
plans approved by
security holders                          184,500                        $29.37                     65,500

Equity compensation
plans not approved
by security holders                          -                           -                            -
===========================================================================================================================
TOTAL                                     184,500                        $29.37                     65,500

     Information regarding the West Pointe Bancorp, Inc. 1998 Stock Option Plan set forth in Notes 1-3 under "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" and Notes 1-3 under "Option Grants in Last Fiscal Year" of the section "Executive Compensation" included in our 2005 Proxy Statement and in the section of 2004 Annual Report entitled "West Pointe Bancorp, Inc. and Subsidiary Notes to Consolidated Financial Statements--Note
14. Stock Option Plan" is hereby incorporated by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The section of the 2005 Proxy Statement entitled "Transactions and Relationships; Indebtedness of Management" of the section "Certain Other Information Regarding Management" is hereby incorporated by reference. No other sections of the 2005 Proxy Statement are incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The section of the 2005 Proxy Statement entitled "Fees Paid to Crowe Chizek" is hereby incorporated by reference. No other sections of the 2005 Proxy Statement are incorporated herein by this reference.

                                    PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)   Financial Statements

     The following information appearing in the Company's 2004 Annual Report is hereby incorporated by reference as Exhibit 13.1 to this Annual Report on Form 10-K. No other sections of such Annual Report are incorporated herein by this reference.

                                                                                    Annual Report Page
                                                                                    ------------------
Report of Independent Registered Public Accounting Firm                                      33

West Pointe Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets as of December 31, 2004 and 2003                                 34

West Pointe Bancorp, Inc. and Subsidiary
Consolidated Statements of Income for the years ended
December 31, 2004, 2003 and 2002                                                             35

West Pointe Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income for the
years ended December 31, 2004, 2003 and 2002                                                 36

West Pointe Bancorp, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity for the
years ended December 31, 2004, 2003 and 2002                                                 37

West Pointe Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows for the
years ended December 31, 2004, 2003 and 2002                                                 38

Notes to Consolidated Financial Statements                                                  39-58

(a)(2) No additional Financial Statement Schedules are filed as part of this report pursuant to Item 8 and Item 15(d).

(a)(3)  See Exhibit Index beginning at page 22 of this report.

(b),(c) The registrant hereby files herewith or incorporates herein by reference (except to the extent otherwise indicated in this report) the exhibits identified on the Exhibit Index beginning on page 22 of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        West Pointe Bancorp, Inc.

Date: March 30, 2005               By   /s/ Terry W. Schaefer
                                        ---------------------------------------
                                        Terry W. Schaefer
                                        President, Chief Executive Officer, and
                                        Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2005               By   /s/ Harry E. Cruncleton
                                        ---------------------------------------
                                        Harry E. Cruncleton
                                        Chairman of the Board and Director


Date: March 30, 2005               By   /s/ Terry W. Schaefer
                                        ---------------------------------------
                                        Terry W. Schaefer
                                        President, Chief Executive Officer, and
                                        Director


Date: March 30, 2005               By   /s/ Bruce A. Bone
                                        ---------------------------------------
                                        Bruce A. Bone
                                        Executive Vice President and Chief
                                        Financial Officer (Principal Accounting
                                        Officer and Principal Financial Officer)


Date: March 30, 2005               By   /s/ William C. Allison
                                        ---------------------------------------
                                        William C. Allison
                                        Director


Date: March 30, 2005               By   /s/ David G. Embry
                                        ---------------------------------------
                                        David G. Embry
                                        Director


Date: March 30, 2005               By   /s/ Jack B. Haydon
                                        ---------------------------------------
                                        Jack B. Haydon
                                        Director

Date: March 30, 2005               By   /s/ Charles G. Kurrus, III
                                        ---------------------------------------
                                        Charles G. Kurrus, III
                                        Director


Date: March 30, 2005               By   /s/ Edward J. Szewczyk
                                        ---------------------------------------
                                        Edward J. Szewczyk
                                        Director


Date: March 30, 2005               By   /s/ Wayne W. Weeke
                                        ---------------------------------------
                                        Wayne W. Weeke
                                        Director

                                  EXHIBIT INDEX


Exhibit
Number       Document
-------      --------
3.1          Articles of Incorporation(1)

3.2          Bylaws of West Pointe Bancorp, Inc.(1)

4.1          Junior Subordinated Indenture dated December 15, 2004(2)

4.2          Guarantee Agreement with Wilmington Trust Company dated December
             15, 2004(2)

4.3          Amended and Restated Declaration of Trust dated December 15,
             2004(2)

10.1         West Pointe Bancorp, Inc. 1998 Stock Option Plan(1)

10.2         Split Dollar Agreement with Harry E. Cruncleton(1)*

10.3         Employment Agreement with Harry E. Cruncleton(1)*

10.4         Director's Deferred Compensation Plan(1)

10.5         Salary Continuation Agreement with Terry W. Schaefer(3)*

10.6         Split Dollar Insurance Agreement with Terry W. Schaefer(3)*

10.7         Salary Continuation Agreement with Glennon A. Albers(4)*

10.8         Salary Continuation Agreement with Bruce A. Bone(4)*

10.9         Salary Continuation Agreement with Robert G. Cady(4)*

10.10        Salary Continuation Agreement with Bonnie M. Hettenhausen(4)*

10.11        Salary Continuation Agreement with Dale A. Hoepfinger(4)*

10.12        Salary Continuation Agreement with William M. Metzger(4)*

10.13        Salary Continuation Agreement with Albert A. Miller(4)*

10.14        Amendment to Salary Continuation Agreement with Terry W.
             Schaefer(5)*

10.15        Amendment to Split Dollar Insurance Agreement with Terry W.
             Schaefer(5)*

10.16        Amendment to Salary Continuation Agreement with Glennon A.
             Albers(5)*

10.17        Amendment to Salary Continuation Agreement with Bruce A. Bone(5)*

10.18        Amendment to Salary Continuation Agreement with Robert G. Cady(5)*

10.19        Amendment to Salary Continuation Agreement with Bonnie M.
             Hettenhausen(5)*

10.20        Amendment to Salary Continuation Agreement with Dale A.
             Hoepfinger(5)*

10.21        Amendment to Salary Continuation Agreement with William M.
             Metzger(5)*

10.22        Amendment to Salary Continuation Agreement with Albert A.
             Miller(5)*

10.23        Second Amendment to Salary Continuation Agreement with Bonnie M.
             Hettenhausen, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 6, 2004*

10.24 Salary Continuation Agreement with Anthony Holdener, Jr., incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 6, 2004*

10.25        Second Amendment to Salary Continuation Agreement with Bruce A.
             Bone, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 20, 2004*

10.26        Split Dollar Agreement with Glennon A. Albers*

10.27        Split Dollar Agreement with Bruce A. Bone*

10.28        Split Dollar Agreement with Robert G. Cady*

10.29        Split Dollar Agreement with Bonnie M. Hettenhausen*

10.30        Split Dollar Agreement with Dale A. Hoepfinger*

10.31        Split Dollar Agreement with Albert A. Miller*

10.32        Split Dollar Agreement with Melvin M. Embrich*

13.1         Annual Report to Shareholders for Fiscal Year ended December 31,
             2004

16.1         Letter Regarding Change in Certifying Accountant(5)

21.1         Subsidiary of the Registrant(1)

23.1         Consent of Crowe Chizek and Company LLC

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

(2) Documents incorporated by reference to the Company's Current Report on Form 8-K dated December 20, 2004 at the corresponding exhibit. All such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

(3) Documents incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2000 at the corresponding exhibit. All such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

(4) Documents incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2002 at the corresponding exhibit. All such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

(5) Documents incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2003 at the corresponding exhibit. All such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

*These agreements are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.