Form 10-Q
period 2005-03-31
WEST POINTE BANCORP INC
filed 2005-05-13
CIK 1040589

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to________________________

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

                                 (618) 234-5700
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

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
                        [ ] Yes                 [X] No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Class                                  Outstanding at May 10, 2005
         -----                                 -----------------------------
Common stock $1 par value                               1,010,068

                                TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
                           Consolidated Balance Sheets                                           3
                           Consolidated Statements of Income                                     4
                           Consolidated Statements of Comprehensive Income                       5
                           Consolidated Statements of Cash Flows                                 6
                           Notes to Consolidated Financial Statements                            7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                                      9

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                    19

         ITEM 4.  CONTROLS AND PROCEDURES                                                       19

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                                             19

         ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                   20

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                               20

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                           20

         ITEM 5.  OTHER INFORMATION                                                             20

         ITEM 6.  EXHIBITS                                                                      20

SIGNATURE PAGE                                                                                  21

EXHIBIT INDEX                                                                                   22

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WEST POINTE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                  (UNAUDITED)
                                                                                    MARCH 31,        DECEMBER 31,
                                                                                      2005               2004
                                                                                ----------------   ----------------
Assets
     Cash and due from banks                                                    $     10,533,043   $     11,737,677
     Interest bearing due from banks                                                   7,632,809            131,747
                                                                                ----------------   ----------------
               Cash and cash equivalents                                              18,165,852         11,869,424
     Available for sale securities                                                   142,746,670        154,389,611
     Loans held for sale                                                                      --             74,238
     Loans                                                                           246,562,858        240,767,062
     Allowance for loan losses                                                        (2,572,751)        (2,692,903)
                                                                                ----------------   ----------------
               Net Loans                                                             243,990,107        238,074,159
     Bank premises and equipment                                                      12,261,723         12,393,908
     Federal Home Loan Bank stock                                                     13,482,200         13,299,700
     Cash surrender value of life insurance                                           10,726,025         10,610,716
     Accrued interest and other assets                                                 3,533,948          3,309,368
                                                                                ----------------   ----------------
               Total Assets                                                     $    444,906,525   $    444,021,124
                                                                                ================   ================

Liabilities
     Deposits:
          Noninterest bearing                                                   $     47,491,948   $     45,206,286
          Interest bearing                                                           329,951,986        330,038,134
                                                                                ----------------   ----------------
               Total Deposits                                                        377,443,934        375,244,420
     Repurchase agreements                                                            20,071,626         20,486,973
     Federal Home Loan Bank advances                                                          --            550,000
     Subordinated debentures                                                          10,310,000         10,310,000
     Accrued interest and other liabilities                                            3,784,614          3,912,112
                                                                                ----------------   ----------------
               Total Liabilities                                                     411,610,174        410,503,505

Stockholders' Equity
     Preferred stock, $1 par value - 50,000 shares authorized and unissued                    --                 --
     Common stock, $1 par value - 10,000,000 shares authorized; 1,027,818 and 1,024,029 shares issued at March 31, 2005 and December 31, 2004,
       respectively                                                                    1,027,818          1,024,029
     Surplus                                                                          14,279,253         14,113,209
     Retained earnings                                                                19,599,357         18,894,017
     Treasury stock, 17,750 shares                                                      (648,575)          (648,575)
     Accumulated other comprehensive income (loss)                                      (961,502)           134,939
                                                                                ----------------   ----------------
               Total Stockholders' Equity                                             33,296,351         33,517,619
                                                                                ----------------   ----------------
               Total Liabilities and Stockholders' Equity                       $    444,906,525   $    444,021,124
                                                                                ================   ================

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                            ---------------------------------------
                                                                 2005                      2004
                                                            -------------             -------------
Interest Income:
     Loans, including fees
         Taxable                                            $   3,683,777             $   3,395,148
         Non-taxable                                               43,279                    39,712
     Securities
         Taxable                                                1,041,498                 1,137,409
         Non-taxable                                              415,563                   396,224
     Deposits with banks                                           21,338                     5,171
                                                            -------------             -------------
          Total Interest Income                                 5,205,455                 4,973,664
Interest Expense:
     Deposits                                                   1,691,559                 1,400,771
     Repurchase agreements                                        117,651                    65,845
     Other borrowings                                                  --                    10,332
     Federal Home Loan Bank advances                                3,740                    77,669
     Subordinated debentures                                      122,363                        --
                                                            -------------             -------------
          Total Interest Expense                                1,935,313                 1,554,617
                                                            -------------             -------------
               Net Interest Income                              3,270,142                 3,419,047
Provision for Loan Losses                                         (45,000)                  180,000
                                                            -------------             -------------
               Net Interest Income After
               Provision For Loan Losses                        3,315,142                 3,239,047
Noninterest Income:
     Service charges on deposits                                  327,275                   354,855
     Mortgage banking                                              64,004                   114,176
     Trust fees                                                   170,238                   167,374
     Brokerage and insurance services                              63,632                    75,415
     Credit card income                                           103,436                    84,384
     Earnings on cash surrender value of life insurance           113,888                    95,693
     Gain on sale of securities, net                              211,258                   147,847
     Other                                                         65,772                    48,887
                                                            -------------             -------------
          Total Noninterest Income                              1,119,503                 1,088,631
Noninterest Expense:
     Employee compensation and benefits                         1,687,362                 1,726,208
     Occupancy, net                                               189,830                   165,707
     Furniture and equipment                                      179,920                   183,239
     Legal and professional fees                                  199,446                   260,775
     Data processing                                              121,247                   116,606
     Advertising                                                  116,735                    78,464
     Other                                                        794,136                   681,136
                                                            -------------             -------------
          Total Noninterest Expense                             3,288,676                 3,212,135
                                                            -------------             -------------
Income Before Income Taxes                                      1,145,969                 1,115,543
Income Tax Expense                                                259,400                   258,800
                                                            -------------             -------------

Net Income                                                  $     886,569             $     856,743
                                                            =============             =============

Average Shares Outstanding:
     Basic                                                      1,006,763                   991,869
     Diluted                                                    1,057,301                 1,032,040
Per Share Data:
     Net income:
          Basic                                             $         .88              $        .86
          Diluted                                           $         .84              $        .83

     Dividends declared                                     $         .18              $        .14

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                ----------------------------
                                                                    2005            2004
                                                                ------------    ------------
Net Income                                                      $    886,569    $    856,743
Other Comprehensive Income (Loss), Net of Tax
   Unrealized holding gains (losses) on securities
    available for sale (net of income tax (benefit) of
    $(591,735) and $427,466 for 2005 and 2004,
    respectively)                                                   (965,461)        697,445
   Less adjustment for realized gains included in net
    income (net of income taxes of $80,278 and
    $56,182 for 2005 and 2004, respectively                          130,980          91,665
                                                                ------------    ------------
Other Comprehensive Income (Loss)                                 (1,096,441)        605,780
                                                                ------------    ------------
Comprehensive Income (Loss)                                     $   (209,872)   $  1,462,523
                                                                ============    ============

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                     THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                        -------------------------------------------
                                                                                               2005                      2004
                                                                                        ------------------       ------------------
Operating Activities
     Net income                                                                         $          886,569       $          856,743
     Adjustments to reconcile net income to net cash provided
          by operating activities:
                    Depreciation and amortization                                                  200,511                  187,300
                    Net amortization on securities                                                 142,720                  292,677
                    Gain on sale of securities, net                                               (211,258)                (147,847)
                    Gain on sale of mortgage loans                                                 (30,048)                 (83,301)
                    Federal Home Loan Bank stock dividends                                        (182,500)                (203,400)
                    Provision for loan losses                                                      (45,000)                 180,000
                    Proceeds from sales of mortgage loans held for sale                          1,836,136                4,249,253
                    Originations of mortgage loans held for sale                                (1,731,850)              (4,908,922)
                    Earnings on cash surrender value of life insurance policies                   (113,888)                 (95,693)
                    Increase in other assets and other liabilities, net                            318,513                1,212,531
                                                                                        ------------------       ------------------
Net Cash Provided By Operating Activities                                                        1,069,905                1,539,341
Investing Activities
     Proceeds from sales of securities available for sale                                        5,625,812                2,373,081
     Proceeds from maturities of securities available for sale                                   9,891,947                4,351,004
     Purchases of securities available for sale                                                 (5,574,733)              (1,649,542)
     Net (increase) decrease in loans                                                           (5,870,948)               2,204,757
     Purchases of life insurance policies                                                               --                 (200,000)
     Purchases of bank premises and equipment                                                      (68,326)                (158,038)
                                                                                        ------------------       ------------------
Net Cash Used In Investing Activities                                                            4,003,752                6,921,262
Financing Activities
     Net increase (decrease) in noninterest bearing deposits                                     2,285,662                 (243,915)
     Net increase (decrease) in interest bearing deposits                                          (86,148)               7,176,852
     Net increase (decrease) repurchase agreements                                                (415,347)               1,517,268
     Decrease in other borrowings                                                                       --                  (75,000)
     Net decrease in short-term FHLB advances                                                     (550,000)              (4,400,000)
     Proceeds from issuance of common stock                                                        169,833                  178,417
     Dividends paid                                                                               (181,229)                (138,897)
                                                                                        ------------------       ------------------
Net Cash Provided By Financing Activities                                                        1,222,771                4,014,725
                                                                                        ------------------       ------------------
Net Increase in Cash and Cash Equivalents                                                        6,296,428               12,475,328
Cash and Cash Equivalents - Beginning of Year                                                   11,869,424                8,979,883
                                                                                        ------------------       ------------------
Cash and Cash Equivalents - End of Period                                               $       18,165,852       $       21,455,211
                                                                                        ==================       ==================
Supplemental Disclosure of Cash Flow Information
     Interest paid                                                                      $        1,892,979       $        1,557,971
     Real estate acquired in settlement of loans                                                        --                   29,300

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- PRINCIPLES OF ACCOUNTING

      The consolidated financial statements of West Pointe Bancorp, Inc. ("West Pointe" or "the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for the banking industry and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual reporting. Reference is hereby made to the notes to consolidated financial statements contained in West Pointe's Annual Report on Form 10-K for the year ended December 31, 2004. The foregoing consolidated financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been made. All such adjustments are of a normal recurring nature. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet of the Company as of December 31, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

      Certain 2004 amounts have been reclassified where appropriate to conform to the consolidated financial statement presentation used in 2005.

      The Company has a stock-based employee compensation plan, which is described more fully in West Pointe's annual report on Form 10-K for the year ended December 31, 2004. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                    ----------------------------------
                                                         2005               2004
                                                    --------------      --------------
Net income, as reported                             $      886,569      $      856,743
Less: Total stock-based employee
   compensation cost determined under the fair
   value based method, net of income taxes                 (61,155)            (56,317)
                                                    --------------      --------------
   Pro forma net income                             $      825,414      $      800,426
                                                    ==============      ==============
Earnings per share:
   Basic - as reported                              $          .88      $          .86
   Basic - pro forma                                           .82                 .81
   Diluted - as reported                                       .84                 .83
   Diluted - pro forma                                         .78                 .78

NOTE B -- NET INCOME PER SHARE

   The calculation of net income per share is summarized as follows:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                    ----------------------------------
                                                        2005                2004
                                                    --------------      --------------
Basic
     Net Income                                     $      886,569      $      856,743
                                                    ==============      ==============

     Average common shares outstanding                   1,006,763             991,869

                                                    ==============      ==============
     Net income per common share - basic            $          .88      $          .86
                                                    ==============      ==============
Diluted
     Net Income                                     $      886,569      $      856,743
                                                    ==============      ==============

     Average common shares outstanding                   1,006,763             991,869

     Dilutive potential due to stock options                50,538              40,171

                                                    --------------      --------------
     Average common shares outstanding                   1,057,301           1,032,040

                                                    ==============      ==============
     Net income per common share - diluted          $          .84      $          .83
                                                    ==============      ==============

NOTE C -- NEW ACCOUNTING STANDARDS

      In December 2004, the Financial Accounting Standards Board (the "FASB"), issued Statement No. 123(R), "Share-Based Payment". This statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". This statement requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. Initially, the statement was scheduled to apply to awards granted or modified after the first quarter or year beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for the statement. The new rule allows companies to implement the new rules at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, West Pointe will implement the new rule on January 1, 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. As a result of the amendment to the statement, there will be no additional compensation expense recorded in the financial statements of the Company during 2005. Existing options, including the options granted in January 2005, that will vest after the adoption date are expected to result in additional compensation expense of approximately $182,700 in 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion describes West Pointe's results of operations during the three-month periods ended March 31, 2005 and 2004, and its financial condition, asset quality, and capital resources as of March 31, 2005 and December 31, 2004. This discussion should be read in conjunction with West Pointe's unaudited consolidated financial statements and notes thereto. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

FORWARD-LOOKING STATEMENTS

      This filing and future filings made by West Pointe with the Securities and Exchange Commission (the "SEC"), as well as other filings, reports and press releases made or issued by West Pointe, and oral statements made by executive officers or directors of West Pointe may include forward-looking statements. These forward-looking statements are not based on historical information, but rather are based on assumptions and describe future plans, strategies, projections and expectations of West Pointe and are generally identified by use of terms "believe", "expect", "intend", "anticipate", "estimate", "project", or similar words. West Pointe's ability to predict results or the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on West Pointe's operations include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U. S. Government, including policies of the U. S. Treasury and the Board of Governors of the Federal Reserve System, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in West Pointe's market areas and accounting principles and guidelines. Additionally, the policies of the Federal Deposit Insurance Corporation (the "FDIC"), the State of Illinois Department of Financial and Professional Regulation, the FASB, the Public Company Accounting Oversight Board (the "PCAOB") and the SEC could cause actual results to differ from those currently anticipated. All of these uncertainties, as well as others, are present in a banking operation and stockholders are cautioned that management's view of the future on which it prices its products, evaluates collateral, sets loan reserves and estimates costs of operations and regulation may prove to be other than anticipated. West Pointe assumes no obligation to update any forward-looking statements that are made from time to time.

OVERVIEW

      Net income for the first quarter of 2005 was $886,569 or $.84 per diluted common share compared to net income of $856,743 or $.83 per diluted common share for the first quarter of 2004. Return on average assets was .81% for the first quarter of 2005 and the first quarter of 2004. Return on average equity for the first quarter of 2005 was 10.59% compared to 10.83% for the first quarter of 2004.

      The increase in net income, for the quarters compared, was primarily attributable to an increase in noninterest income and a decrease in the provision for loan losses. The impact of these items on net income was partially offset by a decrease in net interest income and an increase in noninterest expense.

      Total assets at March 31, 2005 increased modestly to $444,906,525 from $444,021,124 at December 31, 2004. At March 31, 2005, loans totaled $246,562,858 compared to $240,767,062 at December 31, 2004. At March 31, 2005, securities totaled $142,746,670 compared to $154,389,611 at December 31, 2004. West
Pointe's primary funding source for assets is deposits, which totaled $377,443,934 at March 31, 2005 compared to $375,244,420 at December 31, 2004.

RESULTS OF OPERATIONS

      Table 1 summarizes West Pointe's statements of income and the change in each category for the periods presented.

TABLE 1 - Comparative Statements of Income

                                                                     Three Months Ended
                                                                          March 31,                               Change
                                                            ------------------------------------    ----------------------------
                                                                 2005                2004               Amount          Percent
                                                            ----------------    ----------------    ---------------    ---------
 Total interest income
     (fully tax-equivalent)                                 $      5,400,071    $      5,168,151    $       231,920        4.5%
Total interest expense                                             1,935,313           1,554,617            380,696       24.5
                                                            ----------------    ----------------    ---------------     ------
          Net interest income                                      3,464,758           3,613,534           (148,776)      (4.1)
Provision for loan losses                                            (45,000)            180,000           (225,000)    (125.0)
Noninterest income:
     Service charges on deposits                                     327,275             354,855            (27,580)      (7.8)
     Mortgage banking                                                 64,004             114,176            (50,172)     (43.9)
     Trust fees                                                      170,238             167,374              2,864        1.7
     Brokerage and insurance services                                 63,632              75,415            (11,783)     (15.6)
     Credit card income                                              103,436              84,384             19,052       22.6
     Increase in cash surrender value of life insurance              113,888              95,693             18,195       19.0
     Gains on sale of securities, net                                211,258             147,847             63,411       42.9
     Other                                                            65,772              48,887             16,885       34.5
                                                            ----------------    ----------------    ---------------     ------
          Total Noninterest Income                                 1,119,503           1,088,631             30,872        2.8
                                                            ----------------    ----------------    ---------------     ------
Noninterest Expense:
     Employee compensation and benefits                            1,687,362           1,726,208            (38,846)      (2.3)
     Occupancy, net                                                  189,830             165,707             24,123       14.6
     Furniture and equipment                                         179,920             183,239             (3,319)      (1.8)
     Legal and professional fees                                     199,446             260,775            (61,329)     (23.5)
     Data processing                                                 121,247             116,606              4,641        4.0
     Advertising                                                     116,735              78,464             38,271       48.8
     Other                                                           794,136             681,136            113,000       16.6
                                                            ----------------    ----------------    ---------------     ------
          Total Noninterest Expense                                3,288,676           3,212,135             76,541        2.4
                                                            ----------------    ----------------    ---------------     ------
Income Before Income Taxes                                         1,340,585           1,310,030             30,555        2.3
Less:  tax-equivalent adjustment                                     194,616             194,487                129        0.1
Income tax expense                                                   259,400             258,800                600        0.2
                                                            ----------------    ----------------    ---------------     ------
Net Income                                                  $        886,569    $        856,743    $        29,826        3.5%
                                                            ================    ================    ===============     ======

NET INTEREST INCOME

      Tax-equivalent net interest income decreased $148,776 or 4.1% for the first quarter of 2005 compared to the first quarter of 2004. The decrease in tax-equivalent net interest income for the first quarter of 2005 compared to the first quarter of 2004 was attributable to an increase in interest expense, partially offset by an increase in tax-equivalent interest income.

      Total tax-equivalent interest income increased $231,920 or 4.5% for the first quarter of 2005 compared to the first quarter of 2004. The increase in tax-equivalent interest income for the quarters compared was primarily due to a higher interest rate environment coupled with a higher volume of interest earning assets. Average interest earning assets increased 3.7% to $410,090,131 for the first quarter of 2005 from $395,270,183 for the first quarter of 2004. The increase in average interest earning assets was primarily due to internal growth in the loan portfolio. The average rate earned on interest earning assets increased slightly to 5.28% in 2005 from 5.25% in 2004. The increase in the average rate earned was primarily due to the higher interest rate environment, including the impact of 7 increases in the prime-lending rate totaling 175 basis points. West Pointe's loan portfolio yields tend to follow trends in the prime-lending rate. While loan yields tend to follow trends in the prime-lending rate, they may not follow simultaneously with such trends.

      Total interest expense increased $380,696 for the first quarter of 2005 compared to the first quarter of 2004. The increase in interest expense was primarily attributable to the higher interest rate environment coupled with a higher volume of interest bearing liabilities. Average interest bearing liabilities increased 3.2% to $362,979,659 in 2005 compared to $351,833,580 in 2004. The increase in average interest bearing liabilities was primarily due to increases in the average balances of interest bearing demand deposits, time deposits and the Company's subordinated debentures. These increases were partially offset by decreases in the average balance of savings and money market deposits and Federal Home Loan Bank advances. The average interest rate paid on interest bearing liabilities increased 21.3% to 2.16% in 2005 from 1.78% in 2004.

      The net interest margin was 3.37% for the first quarter of 2005 compared to 3.67% for the first quarter of 2004. The decrease in the net interest margin for the periods compared resulted from the Company's cost of funds on interest bearing liabilities increasing at a faster pace than the Company's yield on interest earning assets. During the first quarter of 2005 compared to the first quarter of 2004, the Company's cost of funds on interest bearing liabilities increased 38 basis points while the Company's yield on earning assets increased 3 basis points.

PROVISION FOR LOAN LOSSES

      The Company recorded a negative provision for loan losses of $45,000 during the first quarter of 2005 compared to a provision for loan losses of $180,000 during the first quarter of 2004. The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the adequacy of the allowance for loan losses. Factors which influence management's determination of the provision for loan losses include, among other things, a review of individual loans, size and quality of the loan portfolio, current and projected economic conditions, regulatory guidelines, and historical loan loss experience. The reduction in the provision for loan losses during the first quarter of 2005 compared to the first quarter of 2004 primarily resulted from continued improvement in asset quality indicators, in particular, lower levels of net charge-offs and nonperforming loans. Activity in the allowance for loan losses and nonperforming loan data is presented under "ASSET QUALITY."

NONINTEREST INCOME

      Total noninterest income was $1,119,503 for the first quarter of 2005 compared to $1,088,631 for the first quarter of 2004. Service charges on deposit accounts decreased $27,580 for the first quarter of 2005 compared to the first quarter of 2004. This decrease resulted from a reduction in volume of service charges on business deposit accounts. Income from mortgage banking services decreased $50,172 for the first quarter of 2005 compared to the first quarter of 2004. The decrease in mortgage banking income for the periods compared was primarily due to a higher interest rate environment, which resulted in a reduced level of mortgage origination and refinancing activities. Mortgage loan sales volume depends heavily on the prevailing interest rates and the strength of the local real estate market. As of March 31, 2005, management anticipates that the level of mortgage banking income will remain stable during the remainder of 2005. Income from trust fees, income from brokerage and insurance services and credit card income collectively increased $10,133 for the first quarter of 2005 compared to the first quarter of 2004. The combined increase from these components of noninterest income was primarily due to normal fluctuations. Income from trust fees is derived primarily from management of estates, personal trusts and investment agencies. Products offered through our brokerage and insurance function include stocks, bonds, mutual funds, annuities and other non-deposit investment products. Credit card income primarily consists of merchant processing fees for credit card transactions, revenues received from West Pointe's "debit" card product and interchange fees received on credit card transactions of West Pointe's cardholders. During the first quarter of 2005, West Pointe recorded an increase in cash surrender value of life insurance of $113,888 compared to an increase of $95,693 for the first quarter of 2004. These cash surrender value increases relate to various bank owned life insurance
(BOLI) policies. Certain of the insurance policies serve as funding mechanisms for West Pointe's director fee deferral program. The remaining policies serve as funding mechanisms for various employee benefit plans. These BOLI policies provide certain benefits to the Company including, but not limited to, the exclusion from income taxes on the increase in their cash surrender values. The increase in income from this component of noninterest income was primarily due to higher rates earned on the BOLI policies coupled with the impact of earnings on additional policies purchased during the second quarter of 2004. Net securities gains recorded during the first quarter of 2005 totaled $211,258 compared to $147,847 during the first quarter of 2004. Net securities gains recorded during the quarters compared primarily resulted from opportunities in the marketplace to take such gains. Other noninterest income includes such items as interchange fees on automated teller machine (ATM) transactions, safe deposit rental fees, check printing fees, wire transfer fees and other miscellaneous fees. Collectively, the components of other noninterest income generated revenues of $65,772 for the first quarter of 2005 compared to $48,887 for the first quarter of 2004. The increase in other noninterest income for the first quarter of 2005 compared to the first quarter of 2004 resulted from modest increases in a number of categories of noninterest income.

NONINTEREST EXPENSE

      Total noninterest expense was $3,288,676 for the first quarter of 2005 compared to $3,212,135 for the first quarter of 2004. The increase in noninterest expense for the quarters compared was primarily attributable to increases in various components of other noninterest expense. Employee compensation and benefit expenses decreased $38,846 for the first quarter of 2005 compared to the first quarter of 2004. The decrease in employee compensation and benefits for the quarters compared was primarily attributable to a reduction in the West Pointe's workforce following a comprehensive analysis of the Company's operations and related staffing levels. As of March 31, 2005, the Company had 117 full-time equivalent employees compared to 126 full-time equivalent employees as of March 31, 2004. The decrease in employee compensation and benefits that resulted from the aforementioned staffing analysis was partially offset by normal merit increases. Net occupancy expenses increased $24,123 for the first quarter of 2005 compared to the first quarter of 2004. The increase in net occupancy expenses for the periods compared was primarily attributable to normal operations. Furniture and equipment expenses remained stable for the first quarter of 2005 compared to the first quarter of 2004. Legal and professional fees decreased $61,329 for the first quarter of 2005 compared to the first quarter of 2004. The decrease in legal and professional fees for the quarters compared was primarily attributable to a reduced level of legal fees paid in connection with certain lawsuits of which the Company was a party. Certain of those lawsuits were resolved in 2004. Data processing expenses remained stable for the first quarter of 2005 compared to the first quarter of 2004. Advertising expenses increased $38,271 for the first quarter of 2005 compared to the first quarter of 2004. The increase in advertising expenses for the quarters compared was primarily attributable to expanded promotional activities in areas served by West Pointe's banking centers. Other noninterest expense increased $113,000 for the first quarter of 2005 compared to the first quarter of 2004. Other noninterest expense includes such items as FDIC insurance premiums, mortgage banking expenses, contributions, telephone expenses, postage costs, certain credit card program expenses and other miscellaneous expenses. The increase in other noninterest expense for the quarters compared was primarily attributable to a write-down, in the amount of $81,346, of one parcel of foreclosed property.

INCOME TAX EXPENSE

      West Pointe recorded income tax expense of $259,400 for the first quarter of 2005 and remained stable when compared to income tax expense of $258,800 recorded during the first quarter of 2004. The effective income tax rate was 22.6% for the first quarter of 2005 compared to 23.2% for the first quarter of 2004. The slight change in the effective income tax rates for the 2005 period compared to the 2004 period was partially attributable to a modest increase in the level of tax-exempt income as a percentage of income before income taxes.

FINANCIAL CONDITION

GENERAL

      Certain components of West Pointe's consolidated balance sheet at March 31, 2005 compared to December 31, 2004 are presented in summary form in Table 2. Total assets increased $885,401 to $444,906,525 compared to $444,021,124 at December 31, 2004. The increase in total assets was primarily due to an increase in the volume of loans and interest bearing due from bank balances, partially offset by a decrease in securities.

TABLE 2 - Selected Comparative Balance Sheet Items

                                                               March 31,          December 31,
                                                                  2005                2004
                                                            ----------------    ----------------
Total assets                                                $    444,906,525    $    444,021,124
Loans                                                            246,562,858         240,767,062
Securities                                                       142,746,670         154,389,611
Deposits                                                         377,443,934         375,244,420
Repurchase agreements                                             20,071,626          20,486,973
Federal Home Loan Bank advances                                           --             550,000
Stockholders' equity                                              33,296,351          33,517,619

LOANS

      Loans increased 2.4%, or $5,795,796, from year-end 2004 to March 31, 2005. The majority of this increase was derived from growth in the commercial, financial and agricultural and real estate construction segments of the portfolio. West Pointe also experienced a modest increase in the 1-4 family residential real estate segment of the portfolio. When compared to several previous quarters, West Pointe's loan demand increased considerably during the last two quarters of 2004 and the first quarter of 2005.

      Table 3 presents the composition of the loan portfolio by type of borrower and major loan category and the percentage of each to the total portfolio for the periods presented.

TABLE 3 - Loan Portfolio Composition

                                                         March 31,                       December 31,
                                                           2005                              2004
                                              ----------------------------      ----------------------------
                                                  Amount           Percent          Amount           Percent
                                              ----------------     -------      ----------------     -------
Commercial borrowers:
---------------------
Commercial, financial and agricultural        $     66,069,670       26.7%      $     64,073,669       26.6%
Commercial real estate                              81,251,369       33.0             83,832,494       34.8
Real estate construction                            36,668,766       14.9             30,794,287       12.8
                                              ----------------     ------       ----------------     ------
          Total commercial                         183,989,805       74.6            178,700,450       74.2
                                              ----------------     ------       ----------------     ------
Consumer borrowers:
-------------------
1-4 family residential real estate                  52,595,312       21.4             51,798,164       21.5
Other consumer loans                                 9,977,741        4.0             10,268,448        4.3
                                              ----------------     ------       ----------------     ------
          Total consumer                            62,573,053       25.4             62,066,612       25.8
                                              ----------------     ------       ----------------     ------
          Total loans                         $    246,562,858      100.0%      $    240,767,062      100.0%
                                              ================      =====       ================     ======

SECURITIES

      Total securities decreased $11,642,941 to $142,746,670 at March 31, 2005 compared to $154,389,611 at year-end 2004. The security portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds not needed to fund loan demand. The security portfolio also supplies securities as required collateral for certain deposits and for repurchase agreements. The majority of this decrease resulted from principal payments received on the Company's mortgage-backed securities and from management's decision to sell certain securities, which resulted from favorable opportunities in the market place. Proceeds from the aforementioned principal payments and sales were used to fund West Pointe's increased loan demand. Additional information regarding West Pointe's repurchase agreements is presented and discussed under "Borrowings."

         All of West Pointe's securities are classified as available for sale. Available for sale securities are recorded at fair value. Net unrealized losses on available for sale securities totaled $1,550,811 at March 31, 2005, compared to net unrealized gains of $217,643 at December 31, 2004. The change in net unrealized gains and losses from December 31, 2004 to March 31, 2005 was primarily attributable to a higher interest rate environment.

      Table 4 presents the composition of securities at their carrying values for the periods presented.

TABLE 4 - Security Portfolio Composition

                                                            March 31,           December 31,
                                                              2005                  2004
                                                          ------------          ------------
Available for sale securities:
U.S. government agencies                                     3,956,240             3,970,000
Mortgage-backed securities                                  95,616,375           108,897,319
Obligations of states and political subdivisions            43,174,055            41,522,292
                                                          ------------          ------------
     Total available for sale                             $142,746,670          $154,389,611
                                                          ============          ============

      Table 5 presents the composition of securities with unrealized losses at March 31, 2005, presented by length of time in an unrealized loss position.

      TABLE 5 - Composition of Securities with Unrealized Losses

                                    Less than 12 Months                 12 Months or More                        Total
                               -----------------------------      -----------------------------      -----------------------------
                                   Fair          Unrealized           Fair          Unrealized           Fair          Unrealized
                                  Value             Loss              Value            Loss              Value             Loss
                               ------------     ------------      ------------     ------------      ------------     ------------
U.S. government agencies       $  3,956,240     $    (44,356)     $        ---     $        ---      $  3,956,240     $    (44,356)
Mortgage-backed securities       68,561,410       (1,083,072)       21,867,575         (650,257)       90,428,985       (1,733,329)
Obligations of states and
   political subdivisions        21,466,677         (691,045)              ---              ---        21,466,677         (691,045)
                               ------------     ------------      ------------     ------------      ------------     ------------
Total temporarily impaired     $ 93,984,327     $ (1,818,473)     $ 21,867,575     $   (650,257)     $115,851,902     $ (2,468,730)
                               ============     ============      ============     ============      ============     ============

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

      Total deposits increased $2,199,514 to $377,443,934 at March 31, 2005 from $375,244,420 at year-end 2004. The noninterest bearing demand deposit and savings and money market deposit components of the deposit portfolio increased $2,285,662 and $2,394,937, respectively, from year-end 2004. The increases in these components of the deposit portfolio were primarily attributable to normal fluctuations, partially offset by decreases of $633,460 and $1,847,625, respectively, in the interest bearing demand deposit and time deposit components of the deposit portfolio. These decreases were also attributable to normal fluctuations.

      Table 6 sets forth the composition of deposits and the percentage of each category to total deposits for the periods presented.

TABLE 6 - Deposit Liability Composition

                                                   March 31,                  December 31,
                                                     2005                        2004
                                        -------------------------   -------------------------
                                           Amount         Percent      Amount         Percent
                                        ------------      -------   ------------      -------
Noninterest bearing demand deposits     $ 47,491,948        12.6%   $ 45,206,286        12.0%
Interest bearing demand deposits          37,642,906        10.0      38,276,366        10.2
Savings and money market deposits        117,024,870        31.0     114,629,933        30.6
Time deposits $100,000 or more            65,333,445        17.3      68,142,051        18.2
Time deposits less than $100,000         109,950,765        29.1     108,989,784        29.0
                                        ------------       -----    ------------       -----
     Total deposits                     $377,443,934       100.0%   $375,244,420       100.0%
                                        ============       =====    ============       =====

BORROWINGS

      Total borrowings amounted to $30,381,626 at March 31, 2005 compared to $31,346,973 at year-end 2004. At March 31, 2005, borrowings consisted of repurchase agreements and subordinated debentures. At year-end 2004, borrowings consisted of repurchase agreements, an overnight Federal Home Loan Bank advance and subordinated debentures.

      At March 31, 2005, repurchase agreements decreased $415,347 from year-end 2004. These borrowings serve as an alternative funding source to deposits. The majority of the Company's repurchase agreements were in the form of cash management repurchase agreement accounts. Such accounts involve the daily transfer of excess funds from noninterest bearing deposit accounts into interest bearing cash management repurchase agreement accounts. Cash management repurchase agreement accounts are marketed to commercial and individual deposit customers and are considered to be a stable source of funds. Repurchase agreements, other than cash management repurchase agreements, generally represent an alternative to short-term certificates of deposit.

      At December 31, 2004, the Bank had one $550,000 Federal Home Loan Bank overnight advance. This overnight advance served as a funding alternative to federal funds purchased.

      At March 31, 2005 and December 31, 2004, West Pointe had subordinated debentures totaling $10,310,000. On December 15, 2004, the Company completed a private placement to an institutional investor of $10,000,000 of floating rate trust preferred securities, through a newly formed unconsolidated Delaware trust affiliate, West Pointe Statutory Trust I (the "Trust"). The trust preferred securities mature in December 2034, are redeemable at the Company's option beginning in five years, and require quarterly distributions by the Trust to the holder of the trust preferred securities, initially at an interest rate of 4.70%, which resets quarterly at the three-month LIBOR rate plus 2.25%. As of March 31, 2005, the obligation reflected an interest rate of 5.26%.

      The proceeds from the sale of the trust preferred securities were used by the Trust to purchase $10,310,000 in aggregate principal amount of the Company's floating rate junior subordinated debentures. A portion of the net proceeds to the Company from the sale of the debentures to the Trust was used by the Company to pay off a line of credit with an unaffiliated bank. The Company expects that the remainder of the net proceeds will be used for general corporate purposes.

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

            At March 31, 2005, nonperforming assets totaled $2,654,248 or .60% of total assets, compared to nonperforming assets at year-end 2004 of $5,292,309 or 1.19% of total assets. Nonperforming assets at March 31, 2005, included $830,054 relating to three parcels of foreclosed property. All foreclosed property is held for sale and is initially recorded on an individual property basis at estimated fair value less cost to sell. Subsequent to foreclosure, management evaluates the foreclosed properties and a valuation allowance is established if the estimated fair value declines. As a result of such evaluation and prior to March 31, 2005, management recorded a write-down in the amount of $81,346 on one parcel of foreclosed property. As of March 31, 2005, management does not anticipate any significant losses upon the disposition of the remaining foreclosed property. Nonperforming loans in the commercial real estate segment of the portfolio decreased $2,257,352 from December 31, 2004. The majority of this decrease is related to loans to one commercial borrower. Management is in various stages of workout to remedy or liquidate this and other nonperforming loans. The remaining categories of nonperforming loans remained relatively stable at March 31, 2005 compared to December 31, 2004.

            Table 7 sets forth a summary of West Pointe's loan portfolio mix and nonperforming assets.

TABLE 7 - Loan Portfolio Mix and Nonperforming Assets

                                                      March 31, 2005                         December 31, 2004
                                            -----------------------------------      -----------------------------------
                                               Loans and                                Loans and
                                              Foreclosed        Non-performing          Foreclosed       Non-performing
                                               Property             Assets               Property            Assets
                                            ---------------    ----------------      ---------------    ----------------
Commercial borrowers:
---------------------
Commercial, financial and agricultural      $    66,069,670    $         26,420      $    64,073,669    $         38,631
Commercial real estate                           81,251,369           1,282,892           83,832,494           3,540,244
Real estate construction                         36,668,766                ----           30,794,287                ----
                                            ---------------    ----------------      ---------------    ----------------
          Total commercial                      183,989,805           1,309,312          178,700,450           3,578,875

Consumer borrowers:
-------------------
1-4 family residential real estate               52,595,312             310,752           51,798,164             556,802
Other consumer loans                              9,977,741             204,130           10,268,448             245,232
                                            ---------------    ----------------      ---------------    ----------------
          Total consumer                         62,573,053             514,882           62,066,612             802,034
                                            ---------------    ----------------      ---------------    ----------------
          Total loans                           246,562,858           1,824,194          240,767,062           4,380,909
Foreclosed property                                 830,054             830,054              911,400             911,400
                                            ---------------    ----------------      ---------------    ----------------
          Total                             $   247,392,912    $      2,654,248      $   241,678,462    $      5,292,309
                                            ===============    ================      ===============    ================

Nonaccrual loans                                               $      1,605,167                         $      3,842,710
Accruing loans past due 90 days or more                                 219,027                                  538,199
                                                               ----------------                         ----------------
     Total nonperforming loans                                        1,824,194                                4,380,909
Foreclosed property                                                     830,054                                  911,400
                                                               ----------------                         ----------------
     Total nonperforming assets                                $      2,654,248                         $      5,292,309
                                                               ================                         ================

Nonperforming loans to total loans                                          .74%                                    1.82%
Nonperforming assets to total loans
     and foreclosed property                                               1.07%                                    2.19%
Nonperforming assets to total assets                                        .60%                                    1.19%

            Net charge-offs for the first quarter of 2005 totaled $75,152 compared to $333,869 for the first quarter of 2004. Net charge-offs recorded during the first quarter of 2005 in all segments of the loan portfolio were not significant. Net charge-offs recorded during the first quarter of 2004 in the residential real estate segment of the loan portfolio primarily related to several loans to one borrower. Net charge-offs and recoveries recorded during the first quarter of 2004 in all other segments of the loan portfolio were not significant.

            West Pointe's allowance for loan losses at March 31, 2005 decreased to $2,572,751 from $2,692,903 at December 31, 2004. The decrease in the allowance for loan losses resulted from net charge-offs and the negative provision for loan losses recorded during the first quarter of 2005. The negative provision for loan losses resulted from continuing positive asset quality trends, in particular, a lower level of nonperforming loans. At March 31, 2005, the allowance for loan losses represented 141.03% of nonperforming loans compared to 119.89% at March 31,

      2004 and 61.47% at December 31, 2004. The ratio of the allowance for loan losses to total loans was 1.04% at March 31, 2005 compared to 1.19% at March 31, 2004 and 1.12% at December 31, 2004. Management believes that the allowance for loan losses at March 31, 2005 was adequate to absorb probable losses in the loan portfolio. However, past loan loss experience as it relates to current portfolio mix, evaluation of potential losses in the portfolio, subsequent changes in economic conditions and other factors may require changes in the levels of the allowance for loan losses.

            Table 8 presents information pertaining to the activity in and an analysis of West Pointe's allowance for loan losses for the periods presented.

        TABLE 8 - Allowance For Loan Losses

                                                      Three Months Ended
                                                          March 31,
                                                -----------------------------
                                                   2005              2004
                                                -----------       -----------
Balance at beginning of period                  $ 2,692,903       $ 2,697,139
Loans charged off:
     Commercial, financial and agricultural          18,998            15,064
     Real estate:
          Commercial                                  2,767              ----
          Residential                                29,000           352,279
                                                -----------       -----------
               Total real estate                     31,767           352,279
     Consumer                                        47,005            31,377
                                                -----------       -----------
               Total charge-offs                     97,770           398,720
                                                -----------       -----------

Recoveries of loans previously charged off:
     Commercial, financial and agricultural          13,467             4,030
     Residential real estate                           ----            60,452
     Consumer                                         9,151               369
                                                -----------       -----------
               Total recoveries                      22,618            64,851
                                                -----------       -----------

Net charge-offs                                      75,152           333,869
Provision for loan losses                           (45,000)          180,000
                                                -----------       -----------
Balance at end of period                        $ 2,572,751       $ 2,543,270
                                                ===========       ===========

Net charge-offs (annualized) as a
     percent of average total loans                     .12%              .62%
Allowance for loan losses to total loans               1.04%             1.19%
Allowance for loan losses to
     nonperforming loans                             141.03%           119.89%

      CAPITAL RESOURCES

      CAPITAL RESOURCES

            Total stockholders' equity decreased $221,268 from $33,517,619 at December 31, 2004 to $33,296,351 at March 31, 2005. Net income for the three-month period ended March 31, 2005 was $886,569. The decrease to total stockholders' equity resulting from the change in other comprehensive income (loss) was partially offset by net income recorded during the quarter. At March 31, 2005, West Pointe recorded an accumulated other comprehensive loss of $961,502 compared to accumulated other comprehensive income of $134,939 at December 31, 2004. The change in accumulated other comprehensive income (loss) is comprised of the unrealized gain or loss on available for sale securities.

            Financial institutions are required to maintain ratios of capital to assets in accordance with guidelines promulgated by the federal banking regulators. The guidelines are commonly known as "Risk-Based Guidelines" as they define the capital level requirements of a financial institution based upon the level of credit risk associated with holding various categories of assets. The Risk-Based Guidelines require minimum ratios of Tier 1 and Total Capital to risk-weighted assets of 4% and 8%, respectively. At March 31, 2005, West Pointe's Tier 1 and Total Capital ratios were 15.86% and 16.79%, respectively. In addition to the Risk-Based Guidelines, the federal banking agencies have established a minimum leverage ratio guideline for financial institutions (the "Leverage Ratio Guideline"). The Leverage Ratio Guideline provides for a minimum ratio of Tier 1 capital to average assets of 4%. West Pointe's leverage ratio at March 31, 2005, was 9.97%. Accordingly, West Pointe has satisfied these regulatory guidelines.

      RECENT ACCOUNTING PRONOUNCEMENTS

            In December 2004, the FASB issued Statement No. 123(R), "Share-Based Payment". This statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". This statement requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. Initially, the statement was scheduled to apply to awards granted or modified after the first quarter or year beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for the statement. The new rule allows companies to implement the new rules at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, West Pointe will implement the new rule on January 1, 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. As a result of the amendment to the statement, there will be no additional compensation expense recorded in the financial statements of the Company during 2005. Existing options, including the options granted in January 2005, that will vest after the adoption date are expected to result in additional compensation expense of approximately $182,700 in 2006.

      CRITICAL ACCOUNTING POLICIES

            There have been no significant changes in the Company's critical accounting policies from those disclosed as of December 31, 2004.

      CONTRACTUAL OBLIGATIONS

            The Company enters into certain contractual obligations in the ordinary course of operations. The required payments under these contracts represent future cash requirements of the Company. The Company's significant fixed and determinable contractual obligations, as of March 31, 2005, are set forth in the following table:

                                                                               Payments Due
                                            --------------------------------------------------------------------------------
                                                              After One       After Three
                                                                Year              Years
                                              One Year          Through          Through          After
                                              or Less         Three Years      Five Years       Five Years         Total
                                            ------------     ------------     ------------     ------------     ------------
Time certificates of deposit                $118,592,216     $ 47,753,560     $  8,933,120     $      5,314     $175,284,210
Operating leases                                  47,520           79,200             ----             ----          126,720
                                            ------------     ------------     ------------     ------------     ------------
     Total contractual cash obligations     $118,639,736     $ 47,832,760     $  8,933,120     $      5,314     $175,410,930
                                            ============     ============     ============     ============     ============

      OFF-BALANCE SHEET ARRANGEMENTS

            For information on the Company's significant off-balance sheet commitments as of December 31, 2004, see the information incorporated by reference under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There has been no material change to the market risk position from that disclosed as of December 31, 2004, the end of the last fiscal year.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED
            PURCHASERS

            The Company does not have any plans or programs to repurchase shares of its common stock, nor has the Company made any repurchases of its securities during the first quarter of 2005.

                                               Issuer Purchases of Equity Securities
                       -------------------------------------------------------------------------------------
                                                                   Total Number of         Maximum Number of
                                                                 Shares Purchased as        Shares that May
                                                                   Part of Publicly        Yet Be Purchased
                       Total Number of       Average Price        Announced Plans or      Under the Plans or
   Period              Shares Purchased      Paid per Share            Programs                Programs
-------------          ----------------      --------------      -------------------      ------------------
January 2005                 ----                ----                    ----                    ----
February 2005                ----                ----                    ----                    ----
March 2005                   ----                ----                    ----                    ----
                       ----------------      --------------      -------------------      ------------------
     Total                   ----                ----                    ----                    ----
                       ================      ==============      ===================      ==================

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Proxies were mailed to shareholders on March 28, 2005 for the Company's Annual Meeting of Shareholders, which was held on April 27, 2005. The only matter submitted to, and approved by, shareholders is listed below, as is a tabulation of voting.

            (1) The following persons nominated as Directors were re-elected:

        Class II                          For               Against             Withheld
----------------------                ------------          -------            ----------
David G. Embry                        779,683.3942            0                8,477.3164
Jack B. Haydon                        781,077.5801            0                7,083.1305
Charles G. Kurrus, III                781,077.5801            0                7,083.1305

            Other directors continuing in office are as follows: William C. Allison, Harry E. Cruncleton, Terry W. Schaefer, Dr. Edward J. Szewczyk and Wayne W. Weeke.

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS

            Exhibits: See Exhibit Index on page 22 hereof.

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

                                                   WEST POINTE BANCORP, INC.
                                               ---------------------------------
                                                         (Registrant)

DATE:  May 13, 2005                         By: /s/ Terry W. Schaefer
                                                --------------------------------
                                                Terry W. Schaefer
                                                President and Chief
                                                Executive Officer
                                                (on behalf of the Registrant)

DATE:  May 13, 2005                         By: /s/ Bruce A. Bone
                                                --------------------------------
                                                Bruce A. Bone
                                                Executive Vice President and
                                                Chief Financial Officer
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