Form 10-Q
period 2005-06-30
WEST POINTE BANCORP INC
filed 2005-08-12
CIK 1040589

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-30505

                            WEST POINTE BANCORP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                 Illinois                                         36-4149655
                 --------                                         ----------
     (State or Other Jurisdiction of                           (I.R.S. Employer
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

                                 [ ] Yes [X] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                                   Outstanding at August 11, 2005
          -----                                   ------------------------------
Common stock $1 par value                                    1,015,054

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEST POINTE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

                                                        (UNAUDITED)
                                                         JUNE 30,     DECEMBER 31,
                                                           2005           2004
                                                       ------------   ------------
Assets
   Cash and due from banks                             $  8,830,858   $ 11,737,677
   Interest bearing due from banks                        8,067,884        131,747
                                                       ------------   ------------
         Cash and cash equivalents                       16,898,742     11,869,424
   Available for sale securities                        134,944,228    154,389,611
   Loans held for sale                                    2,157,964         74,238
   Loans                                                248,497,847    240,767,062
   Allowance for loan losses                             (2,583,000)    (2,692,903)
                                                       ------------   ------------
         Net Loans                                      245,914,847    238,074,159
   Bank premises and equipment                           12,088,446     12,393,908
   Federal Home Loan Bank stock                          13,663,800     13,299,700
   Cash surrender value of life insurance                11,375,633     10,610,716
   Accrued interest and other assets                      3,437,999      3,309,368
                                                       ------------   ------------
         Total Assets                                  $440,481,659   $444,021,124
                                                       ============   ============

Liabilities
   Deposits:
      Noninterest bearing                              $ 48,070,090   $ 45,206,286
      Interest bearing                                  322,480,948    330,038,134
                                                       ------------   ------------
         Total Deposits                                 370,551,038    375,244,420
   Repurchase agreements                                 20,519,597     20,486,973
   Federal Home Loan Bank advances                               --        550,000
   Subordinated debentures                               10,310,000     10,310,000
   Accrued interest and other liabilities                 4,187,080      3,912,112
                                                       ------------   ------------
         Total Liabilities                              405,567,715    410,503,505

Stockholders' Equity
   Preferred stock, $1 par value - 50,000 shares
      authorized and unissued                                    --             --
   Common stock, $1 par value - 10,000,000 shares
      authorized; 1,032,804 and 1,024,029 shares
      issued at June 30, 2005 and December 31, 2004,
      respectively                                        1,032,804      1,024,029
   Surplus                                               14,503,634     14,113,209
   Retained earnings                                     20,348,293     18,894,017
   Treasury stock, 17,750 shares                           (648,575)      (648,575)
   Accumulated other comprehensive income (loss)           (322,212)       134,939
                                                       ------------   ------------
         Total Stockholders' Equity                      34,913,944     33,517,619
                                                       ------------   ------------
         Total Liabilities and Stockholders' Equity    $440,481,659   $444,021,124
                                                       ============   ============

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                JUNE 30,                  JUNE 30,
                                                        -----------------------   ------------------------
                                                           2005         2004          2005         2004
                                                        ----------   ----------   -----------   ----------
Interest Income:
   Loans, including fees
         Taxable                                        $3,895,699   $3,285,380   $ 7,579,476   $6,680,528
         Non-taxable                                        42,456       39,232        85,735       78,944
   Securities
         Taxable                                         1,013,045    1,172,095     2,054,543    2,309,504
         Non-taxable                                       406,726      394,984       822,289      791,208
   Deposits with banks                                      40,713        7,450        62,051       12,621
                                                        ----------   ----------   -----------   ----------
      Total Interest Income                              5,398,639    4,899,141    10,604,094    9,872,805
Interest Expense:
   Deposits                                              1,813,152    1,386,966     3,504,711    2,787,737
   Repurchase agreements                                   143,133       67,166       260,784      133,011
   Other borrowings                                             --        9,669            --       20,001
   Federal Home Loan Bank advances                          10,135       73,519        13,875      151,188
   Subordinated debentures                                 138,801           --       261,164           --
                                                        ----------   ----------   -----------   ----------
      Total Interest Expense                             2,105,221    1,537,320     4,040,534    3,091,937
                                                        ----------   ----------   -----------   ----------
         Net Interest Income                             3,293,418    3,361,821     6,563,560    6,780,868
Provision for Loan Losses                                   47,000      418,000         2,000      598,000
                                                        ----------   ----------   -----------   ----------
         Net Interest Income After Provision For Loan
            Losses                                       3,246,418    2,943,821     6,561,560    6,182,868
Noninterest Income:
   Service charges on deposits                             365,169      387,102       692,444      741,957
   Mortgage banking                                         98,914      122,700       162,918      236,876
   Trust fees                                              161,579      183,666       331,817      351,040
   Brokerage and insurance services                        115,000       99,672       178,632      175,087
   Credit card income                                      109,463      102,565       212,899      186,949
   Earnings on cash surrender value of life insurance      120,071       98,837       233,959      194,530
   Gain on sale of securities, net                         167,258      166,201       378,516      314,048
   Other                                                    72,396       48,876       138,168       97,763
                                                        ----------   ----------   -----------   ----------
      Total Noninterest Income                           1,209,850    1,209,619     2,329,353    2,298,250
Noninterest Expense:
   Employee compensation and benefits                    1,741,101    1,737,613     3,428,463    3,463,821
   Occupancy, net                                          196,735      187,478       386,565      353,185
   Furniture and equipment                                 184,689      198,303       364,609      381,542
   Legal and professional fees                             140,342       19,095       339,788      279,870
   Data processing                                         134,295      114,533       255,542      231,139
   Advertising                                             107,018      123,411       223,753      201,875
   Other                                                   723,040      810,583     1,517,176    1,491,719
                                                        ----------   ----------   -----------   ----------
      Total Noninterest Expense                          3,227,220    3,191,016     6,515,896    6,403,151
                                                        ----------   ----------   -----------   ----------
Income Before Income Taxes                               1,229,048      962,424     2,375,017    2,077,967
Income Tax Expense                                         298,300      202,400       557,700      461,200
                                                        ----------   ----------   -----------   ----------
Net Income                                              $  930,748   $  760,024   $ 1,817,317   $1,616,767
                                                        ==========   ==========   ===========   ==========

Average Shares Outstanding:
   Basic                                                 1,010,452      995,632     1,008,617      993,751
   Diluted                                               1,064,321    1,038,889     1,060,831    1,035,471
Per Share Data:
   Net income:
      Basic                                             $      .92   $      .76   $      1.80   $     1.63
      Diluted                                           $      .87   $      .73   $      1.71   $     1.56

   Dividends declared                                   $      .18   $      .15   $       .36   $      .29

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                     JUNE 30,                   JUNE 30,
                                                             ------------------------   ------------------------
                                                                2005          2004         2005          2004
                                                             ----------   -----------   ----------   -----------
Net Income                                                   $  930,748   $   760,024   $1,817,317   $ 1,616,767
Other Comprehensive Income (Loss), Net of Tax
   Unrealized holding gains (losses) on securities
   available for sale (net of income tax (benefit) of
   $455,383 and $(136,352) for the three and six months
   ended June 30, 2005 and $(1,366,747) and $(939,280)
   for the three and six months ended June 30, 2004,
   respectively)                                                742,990    (2,229,955)    (222,471)   (1,532,510)
Less adjustment for realized gains included in net
   income (net of income taxes of $63,558 and $143,836
   for the three and six months ended June 30, 2005 and
   $63,156 and $119,338 for the three and six months ended
   June 30, 2004, respectively)                                 103,700       103,045      234,680       194,710
                                                             ----------   -----------   ----------   -----------
Other Comprehensive Income (Loss)                               639,290    (2,333,000)    (457,151)   (1,727,220)
                                                             ----------   -----------   ----------   -----------
Comprehensive Income (Loss)                                  $1,570,038   $(1,572,976)  $1,360,166   $  (110,453)
                                                             ==========   ===========   ==========   ===========

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                    ---------------------------
                                                                        2005           2004
                                                                    ------------   ------------
Operating Activities
   Net income                                                       $  1,817,317   $  1,616,767
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization                                      400,768        392,903
      Net amortization on securities                                     252,675        463,796
      Gain on sale of securities, net                                   (378,516)      (314,048)
      Gain on sale of mortgage loans                                     (94,404)      (174,571)
      Gain on sale of foreclosed property                                (10,522)          (700)
      Federal Home Loan Bank stock dividends                            (364,100)      (391,700)
      Provision for loan losses                                            2,000        598,000
      Proceeds from sales of mortgage loans held for sale              5,650,940     11,026,910
      Originations of mortgage loans held for sale                    (6,260,798)   (10,787,503)
      Earnings on cash surrender value of life insurance policies       (233,959)      (194,530)
      Increase in other assets and other liabilities, net                329,091        593,299
                                                                    ------------   ------------
Net Cash Provided By Operating Activities                              1,110,492      2,828,623
Investing Activities
   Proceeds from sales of securities available for sale               10,473,067      8,680,559
   Proceeds from maturities of securities available for sale          19,310,115     13,430,248
   Purchases of securities available for sale                        (10,949,297)    (7,460,060)
   Net increase in loans                                              (9,311,868)   (12,106,704)
   Purchases of life insurance policies                                 (529,560)    (1,752,000)
   Proceeds from sale of foreclosed property                             196,274         30,000
   Purchases of bank premises and equipment                              (95,306)      (353,929)
                                                                    ------------   ------------
Net Cash Provided By Investing Activities                              9,093,425        468,114
Financing Activities
   Net increase in noninterest bearing deposits                        2,863,804      2,905,667
   Net decrease in interest bearing deposits                          (7,557,186)    (4,296,667)
   Net increase repurchase agreements                                     32,624      3,045,327
   Decrease in other borrowings                                               --       (150,000)
   Net decrease in short-term FHLB advances                             (550,000)    (2,040,000)
   Proceeds from issuance of common stock                                399,200        339,661
   Dividends paid                                                       (363,041)      (288,198)
                                                                    ------------   ------------
Net Cash Used In Financing Activities                                 (5,174,599)      (484,210)
                                                                    ------------   ------------
Net Increase in Cash and Cash Equivalents                              5,029,318      2,812,527
Cash and Cash Equivalents - Beginning of Year                         11,869,424      8,979,883
                                                                    ------------   ------------
Cash and Cash Equivalents - End of Period                           $ 16,898,742   $ 11,792,410
                                                                    ============   ============

Supplemental Disclosure of Cash Flow Information
   Interest paid                                                    $  3,953,311   $  3,121,544
   Income taxes paid                                                     465,000        338,000
   Real estate acquired in settlement of loans                            89,716         45,201
   Loans transferred to held for sale                                  1,379,464             --

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--PRINCIPLES OF ACCOUNTING

     The consolidated financial statements of West Pointe Bancorp, Inc. ("West Pointe" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for the banking industry and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual reporting. Reference is hereby made to the notes to consolidated financial statements contained in West Pointe's Annual Report on Form 10-K for the year ended December 31, 2004. The foregoing consolidated financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been made. All such adjustments are of a normal recurring nature. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet of the Company as of December 31, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       JUNE 30,                JUNE 30,
                                                 -------------------   -----------------------
                                                   2005       2004        2005         2004
                                                 --------   --------   ----------   ----------
Net income, as reported                          $930,748   $760,024   $1,817,317   $1,616,767
Less: Total stock-based employee
   compensation cost determined under the fair
   value based method, net of income taxes        (51,704)   (49,524)    (112,859)    (105,841)
                                                 --------   --------   ----------   ----------
   Pro forma net income                          $879,044   $710,500   $1,704,458   $1,510,926
                                                 ========   ========   ==========   ==========
Earnings per share:
   Basic - as reported                           $    .92   $    .76   $     1.80   $     1.63
   Basic - pro forma                                  .87        .71         1.69         1.52
   Diluted - as reported                              .87        .73         1.71         1.56
   Diluted - pro forma                                .83        .68         1.61         1.46

NOTE B--NET INCOME PER SHARE

     The calculation of net income per share is summarized as follows:

                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     JUNE 30,                  JUNE 30,
                                             -----------------------   -----------------------
                                                2005         2004         2005         2004
                                             ----------   ----------   ----------   ----------
Basic
   Net Income                                $  930,748   $  760,024   $1,817,317   $1,616,767
                                             ==========   ==========   ==========   ==========
   Average common shares outstanding          1,010,452      995,632    1,008,617      993,751
                                             ==========   ==========   ==========   ==========
   Net income per common share - basic       $      .92   $      .76   $     1.80   $     1.63
                                             ==========   ==========   ==========   ==========
Diluted
   Net Income                                $  930,748   $  760,024   $1,817,317   $1,616,767
                                             ==========   ==========   ==========   ==========
   Average common shares outstanding          1,010,452      995,632    1,008,617      993,751
   Dilutive potential due to stock options       53,869       43,257       52,214       41,720
                                             ----------   ----------   ----------   ----------
   Average common shares outstanding          1,064,321    1,038,889    1,060,831    1,035,471
                                             ==========   ==========   ==========   ==========
   Net income per common share - diluted     $      .87   $      .73   $     1.71   $     1.56
                                             ==========   ==========   ==========   ==========

NOTE C--NEW ACCOUNTING STANDARDS

     In December 2004, the Financial Accounting Standards Board (the "FASB"), issued Statement No. 123(R), "Share-Based Payment". This statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". This statement requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. Initially, the statement was scheduled to apply to awards granted or modified after the first quarter or year beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for the statement. The new rule allows companies to implement the new rules at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, West Pointe will implement the new rule on January 1, 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. As a result of the amendment to the statement, there will be no additional compensation expense recorded in the financial statements of the Company during 2005. Existing options, including the options granted in January 2005, that will vest after the adoption date are expected to result in additional pre-tax compensation expense of approximately $182,700 in 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion describes West Pointe's results of operations during the three-month and six-month periods ended June 30, 2005 and 2004, and its financial condition, asset quality, and capital resources as of June 30, 2005 and December 31, 2004. This discussion should be read in conjunction with West Pointe's unaudited consolidated financial statements and notes thereto. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

OVERVIEW

     Net income for the second quarter of 2005 was $930,748 or $.87 per diluted common share compared to net income of $760,024 or $.73 per diluted common share for the second quarter of 2004. Net income for the first six months of 2005 was $1,817,317 or $1.71 per diluted common share compared to net income of $1,616,767 or $1.56 per diluted common share for the first six months of 2004. Return on average assets for the second quarter and first six months of 2005 was ..84% and .82%, respectively, compared to .71% and .76%, respectively, for the second quarter and first six months of 2004. Return on average equity for the second quarter and first six months of 2005 was 10.96% and 10.77%, respectively, compared to 9.72% and 10.28%, respectively, for the second quarter and first six months of 2004.

     The increases in net income, for the periods compared, were primarily attributable to decreases in the provisions for loan losses, partially offset by decreases in net interest income, increases in noninterest expenses and increases in income tax expenses.

     Total assets at June 30, 2005 decreased $3,539,465 to $440,481,659 from $444,021,124 at December 31, 2004. At June 30, 2005, loans totaled $248,497,847 compared to $240,767,062 at December 31, 2004. At June 30, 2005, securities totaled $134,944,228 compared to $154,389,611 at December 31, 2004. West
Pointe's primary funding source for assets is deposits, which totaled $370,551,038 at June 30, 2005 compared to $375,244,420 at December 31, 2004.

RESULTS OF OPERATIONS

     Table 1 summarizes West Pointe's statements of income and the change in each category for the periods presented.

TABLE 1 - Comparative Statements of Income

                                           Three Months Ended
                                                June 30,                 Change
                                        -----------------------   -------------------
                                           2005         2004        Amount    Percent
                                        ----------   ----------   ---------   -------
Total interest income
   (fully tax-equivalent)               $5,585,426   $5,091,978   $ 493,448      9.7%
Total interest expense                   2,105,221    1,537,320     567,901     36.9
                                        ----------   ----------   ---------
      Net interest income                3,480,205    3,554,658     (74,453)    (2.1)
Provision for loan losses                   47,000      418,000    (371,000)   (88.8)
Noninterest income:
   Service charges on deposits             365,169      387,102     (21,933)    (5.7)
   Mortgage banking                         98,914      122,700     (23,786)   (19.4)
   Trust fees                              161,579      183,666     (22,087)   (12.0)
   Brokerage and insurance services        115,000       99,672      15,328     15.4
   Credit card income                      109,463      102,565       6,898      6.7
   Increase in cash surrender value
      of life insurance                    120,071       98,837      21,234     21.5
   Gains on sale of securities, net        167,258      166,201       1,057      0.6
   Other                                    72,396       48,876      23,520     48.1
                                        ----------   ----------   ---------
      Total Noninterest Income           1,209,850    1,209,619         231      0.0
                                        ----------   ----------   ---------
Noninterest Expense:
   Employee compensation and benefits    1,741,101    1,737,613       3,488      0.2
   Occupancy, net                          196,735      187,478       9,257      4.9
   Furniture and equipment                 184,689      198,303     (13,614)    (6.9)
   Legal and professional fees             140,342       19,095     121,247    635.0
   Data processing                         134,295      114,533      19,762     17.3
   Advertising                             107,018      123,411     (16,393)   (13.3)
   Other                                   723,040      810,583     (87,543)   (10.8)
                                        ----------   ----------   ---------
      Total Noninterest Expense          3,227,220    3,191,016      36,204      1.1
                                        ----------   ----------   ---------
Income Before Income Taxes               1,415,835    1,155,261     260,574     22.6
Less: tax-equivalent adjustment            186,787      192,837      (6,050)    (3.1)
Income tax expense                         298,300      202,400      95,900     47.4
                                        ----------   ----------   ---------
Net Income                              $  930,748   $  760,024   $ 170,724     22.5%
                                        ==========   ==========   =========

TABLE 1 - Comparative Statements of Income

                                            Six Months Ended
                                                June 30,                 Change
                                        -------------------------   -------------------
                                            2005          2004        Amount    Percent
                                        -----------   -----------   ---------   -------
Total interest income
   (fully tax-equivalent)               $10,985,497   $10,260,129   $ 725,368      7.1%
Total interest expense                    4,040,534     3,091,937     948,597     30.7
                                        -----------   -----------   ---------
      Net interest income                 6,944,963     7,168,192    (223,229)    (3.1)
Provision for loan losses                     2,000       598,000    (596,000)   (99.7)
Noninterest income:
   Service charges on deposits              692,444       741,957     (49,513)    (6.7)
   Mortgage banking                         162,918       236,876     (73,958)   (31.2)
   Trust fees                               331,817       351,040     (19,223)    (5.5)
   Brokerage and insurance services         178,632       175,087       3,545      2.0
   Credit card income                       212,899       186,949      25,950     13.9
   Increase in cash surrender value
      of life insurance                     233,959       194,530      39,429     20.3
   Gains on sale of securities, net         378,516       314,048      64,468     20.5
   Other                                    138,168        97,763      40,405     41.3
                                        -----------   -----------   ---------
      Total Noninterest Income            2,329,353     2,298,250      31,103      1.4
                                        -----------   -----------   ---------
Noninterest Expense:
   Employee compensation and benefits     3,428,463     3,463,821     (35,358)    (1.0)
   Occupancy, net                           386,565       353,185      33,380      9.5
   Furniture and equipment                  364,609       381,542     (16,933)    (4.4)
   Legal and professional fees              339,788       279,870      59,918     21.4
   Data processing                          255,542       231,139      24,403     10.6
   Advertising                              223,753       201,875      21,878     10.8
   Other                                  1,517,176     1,491,719      25,457      1.7
                                        -----------   -----------   ---------
      Total Noninterest Expense           6,515,896     6,403,151     112,745      1.8
                                        -----------   -----------   ---------
Income Before Income Taxes                2,756,420     2,465,291     291,129     11.8
Less: tax-equivalent adjustment             381,403       387,324      (5,921)    (1.5)
Income tax expense                          557,700       461,200      96,500     20.9
                                        -----------   -----------   ---------
Net Income                              $ 1,817,317   $ 1,616,767   $ 200,550     12.4%
                                        ===========   ===========   =========

NET INTEREST INCOME

     Tax-equivalent net interest income decreased $74,453 or 2.1% for the second quarter of 2005 compared to the same period of 2004 and decreased $223,229 or 3.1% for the first six month of 2005 compared to the same period of 2004. The decreases in tax-equivalent net interest income, for all periods compared, were attributable to increases in interest expense, partially offset by increases in tax-equivalent interest income.

     Total tax-equivalent interest income increased $493,448 or 9.7% for the second quarter of 2005 compared to the same period of 2004 and increased $725,368 or 7.1% for the first six months of 2005 compared to the same period of 2004. The increases in tax-equivalent interest income for the periods compared were primarily due to a higher interest rate environment coupled with higher volumes of interest earning assets. Average interest earning assets increased $14,302,244 or 3.6% to $410,646,225 for the second quarter of 2005 compared to the same period of 2004 and increased $14,562,632 or 3.7% to $410,369,714 for the first six months of 2005 compared to the same period of 2004. The increases in average interest earning assets were primarily due to internal growth in the loan portfolio. The average rate earned on interest earning assets increased to 5.41% for the second quarter of 2005 from 5.16% for the same period of 2004 and increased to 5.35% for the first six months of 2005 compared to 5.20% for the same period of 2004. The increase in the average rate earned was primarily due to the higher interest rate environment. Since the beginning of 2004, there have been nine increases in the prime-lending rate totaling 225 basis points. West Pointe's loan portfolio yields tend to follow trends in the prime-lending rate. While loan yields tend to follow trends in the prime-lending rate, they may not follow simultaneously with such trends.

     Total interest expense increased $567,901 for the second quarter of 2005 compared to the same period of 2004 and increased $948,597 for the first six months of 2005 compared to the same period of 2004. The increases in interest expense were primarily attributable to the higher interest rate environment coupled with a higher volume of interest bearing liabilities. Average interest bearing liabilities increased 2.6% to $359,081,127 for the second quarter of 2005 compared to the same period of 2004 and increased 2.9% to $361,019,623 for the first six months of 2005 compared to the same period of 2004. The increases in average interest bearing liabilities were primarily due to increases in the average balances of savings and money market deposits and the Company's subordinated debentures, partially offset by decreases in the average balance of interest bearing demand deposits and Federal Home Loan Bank advances. The average interest rate paid on interest bearing liabilities increased to 2.35% during the second quarter of 2005 from 1.77% for the same period of 2004 and increased to 2.25% for the first six months of 2005 from 1.77% for the same period of 2004.

     The net interest margin was 3.36% for the second quarter of 2005 compared to 3.60% for the second quarter of 2004. The net interest margin was 3.37% for the first six months of 2005 compared to 3.63% for the first six months of 2004. The decreases in the net interest margin for the periods compared resulted from the Company's cost of funds on interest bearing liabilities increasing at a faster pace than the Company's yield on interest earning assets. West Pointe management continues efforts to monitor and maintain the Company's net interest margin.

PROVISION FOR LOAN LOSSES

     The Company recorded a provision for loan losses of $47,000 during the second quarter of 2005 compared to a provision for loan losses of $418,000 during the second quarter of 2004. The provision for loan losses recorded during the first six months of 2005 totaled $2,000 compared to $598,000 recorded during the same period of 2004. The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the adequacy of the allowance for loan losses. Factors which influence management's determination of the provision for loan losses include, among other things, a review of individual loans, size and quality of the loan portfolio, current and projected economic conditions, regulatory guidelines, and historical loan loss experience. The higher provisions for loan losses recorded during the second quarter and first six months of 2004 were reflective of an increased level of nonperforming loans during that timeframe. In addition, lower levels of net charge-offs and nonperforming loans contributed to the lower provisions for loan losses recorded during the second quarter and first six months of 2005. Activity in the allowance for loan losses and nonperforming loan data is presented under "ASSET QUALITY."

NONINTEREST INCOME

     Total noninterest income was $1,209,850 for the second quarter of 2005 compared to $1,209,619 for the second quarter of 2004. Noninterest income totaled $2,329,353 for the first six months of 2005 compared to $2,298,250 for the same period of 2004. Service charges on deposit accounts decreased $21,933 for the second quarter of 2005 compared to the second quarter of 2004 and decreased $49,513 for the six-month periods compared. These decreases resulted from a reduction in the volume of service charges on business deposit accounts. Many of West Pointe's commercial deposit accounts receive an earnings credit on balances maintained. These earnings credits are used to reduce scheduled service charges and increase or decrease as interest rates rise or fall. As a result of the higher interest rate environment, these earnings credits increased, thus reducing the level of service charges being assessed. Income from mortgage banking services decreased $23,786 for the second quarter of 2005 compared to the second quarter of 2004 and decreased $73,958 for the six-month periods compared. The decreases in mortgage banking income for the periods compared were primarily due to a higher interest rate environment, which resulted in a reduced level of mortgage origination and refinancing activities. Mortgage loan sales volume depends heavily on the prevailing interest rates and the strength of the local real estate market. As of June 30, 2005, management anticipates that the level of mortgage banking income will remain stable during the remainder of 2005. Income from trust fees, income from brokerage and insurance services and credit card income collectively increased $139 for the second quarter of 2005 compared to the second quarter of 2004 and increased $10,272 for the six-month periods compared. The combined increases from these components of noninterest income were primarily due to normal fluctuations. Income from trust fees is derived primarily from management of estates, personal trusts and investment agencies. Products offered through our brokerage and insurance function include stocks, bonds, mutual funds, annuities and other non-deposit investment products. Credit card income primarily consists of merchant processing fees for credit card transactions, revenues received from West Pointe's "debit" card product and interchange fees received on credit card transactions of West Pointe's cardholders. During the second quarter of 2005, West Pointe management made a decision to sell the Company's credit card portfolio to an unaffiliated bank. The decision to sell the portfolio was based, in part, on management's analysis of the program's level of contribution to West Pointe's earnings. The sale of the portfolio is expected to be completed during the third quarter of 2005. Additional information concerning the sale is presented under "Loans Held For Sale." During the second quarter and first six months of 2005, West Pointe recorded increases in cash surrender value of life insurance of $21,234 and $39,429, respectively. These cash surrender value increases relate to various bank owned life insurance (BOLI) policies. Certain of the insurance policies serve as funding mechanisms for West Pointe's director fee deferral program. The remaining policies serve as funding mechanisms for various employee benefit plans. These BOLI policies provide certain benefits to the Company including, but not limited to, the exclusion from income taxes on the increase in their cash surrender values. The increases in income from this component of noninterest income were primarily due to higher rates earned on the BOLI policies coupled with the impact of earnings on additional policies purchased during the second quarter of 2004. Net securities gains recorded during the second quarter and first six months of 2005 totaled $167,258 and $378,516, respectively, compared to net securities gains of $166,201 and $314,048 recorded during the second quarter and first six months of 2004, respectively. Net securities gains recorded during 2005 and 2004 resulted from opportunities in the marketplace to take such gains. Other noninterest income includes such items as interchange fees on automated teller machine (ATM) transactions, safe deposit rental fees, check printing fees, wire transfer fees and other miscellaneous fees. Collectively, the components of other noninterest income generated revenues of $72,396 and $138,168, respectively, for the second quarter and first six months of 2005 compared to $48,876 and $97,763 for the second quarter and first six months of 2004, respectively. The increases in other noninterest income for the periods compared resulted from modest increases in a number of categories of noninterest income.

NONINTEREST EXPENSE

     Total noninterest expense was $3,227,220 for the second quarter of 2005 compared to $3,191,016 for the second quarter of 2004. For the first six months of 2005, total noninterest expense was $6,515,896 compared to $6,403,151 for the same period of 2004. The increases in noninterest expense for the periods compared were primarily attributable to increases in legal and professional fees. Employee compensation and benefit expenses increased $3,488 for the second quarter of 2005 compared to the second quarter of 2004 and decreased $35,358 for the six-month periods compared. The decrease in employee compensation and benefits for the six-months periods compared was primarily attributable to a modest reduction in the West Pointe's workforce following a comprehensive analysis of the Company's operations and related staffing levels. As of June 30, 2005, the Company had 124 full-time equivalent employees compared to 126 full-time equivalent employees as of June 30, 2004. The decrease in employee compensation and benefits that resulted from the aforementioned staffing analysis was partially offset by normal merit increases. West Pointe management is continuing its review of the Company's staffing levels. Net occupancy expenses increased $9,257 for the second quarter of 2005 compared to the second quarter of 2004 and increased $33,380 for the six-months periods compared. The increases in net occupancy expenses for the periods compared were primarily attributable to normal operations. Furniture and equipment expenses decreased $13,614 for the second quarter of 2005 compared to the second quarter of 2004 and decreased $16,933 for the six month periods compared. The decrease in furniture and equipment expenses for the quarters compared was primarily due to lower levels of depreciation expense. The decrease in furniture and equipment expenses for the six-month periods compared was primarily due to reduced levels of equipment rental and maintenance expenses. Legal and professional fees increased $121,247 for the second quarter of 2005 compared to the second quarter of 2004 and increased $59,918 for the six-month periods compared. The increase in legal and professional fees for the periods compared were primarily attributable to a reduced level of legal fees incurred in 2004 that partially resulted from a recovery of approximately $371,000 from the Company's insurance carrier of legal fees previously paid in connection with certain lawsuits of which the Company was a party. Data processing expenses increased $19,762 for the second quarter of 2005 compared to the second quarter of 2004 and increased $24,403 for the six-month periods compared. The increases in data processing fees for the periods compared were primarily attributable to normal operations. Advertising expenses decreased $16,393 for the second quarter of 2005 compared to the second quarter of 2004 and increased $21,878 for the six-month periods compared. The increase in advertising expenses for the six- month periods compared was primarily attributable to expanded promotional activities in areas served by West Pointe's banking centers. Other noninterest expense decreased $87,543 for the second quarter of 2005 compared to the second quarter of 2004 and increased $25,457 for the six-month periods compared. Other noninterest expense includes such items as FDIC insurance premiums, mortgage banking expenses, contributions, telephone expenses, postage costs, certain credit card program expenses and other miscellaneous expenses. The decrease in other noninterest expense for the quarters compared was primarily attributable to a reduced level of repossession and collection expenses. The increase in other noninterest expense for the six-month periods compared was attributable to several different components of this category.

INCOME TAX EXPENSE

     West Pointe recorded income tax expense of $298,300 for the second quarter of 2005 compared to $202,400 for the second quarter of 2004. For the first six months of 2005, income tax expense totaled $557,700 compared to $461,200 for the same period of 2004. The increases in income tax expense for the 2005 periods compared to the 2004 periods primarily resulted from higher levels of income before income taxes. The effective income tax rates were 24.3% and 21.0% for the second quarters of 2005 and 2004, respectively. The effective income tax rate was 23.5% for the first six months of 2005 compared to 22.2% for the same period of 2004. The increases in the effective income tax rates for the 2005 periods compared to the 2004 periods were partially attributable to the levels of taxable income and to the changes in mix of taxable and non-taxable revenues.

FINANCIAL CONDITION

GENERAL

     Certain components of West Pointe's consolidated balance sheet at June 30, 2005 compared to December 31, 2004 are presented in summary form in Table 2. Total assets decreased $3,539,465 to $440,481,659 compared to $444,021,124 at December 31, 2004. The decrease in total assets was primarily due to a decrease in securities, partially offset by an increase in the volume of loans and interest bearing due from bank balances.

     TABLE 2 - Selected Comparative Balance Sheet Items

                                    June 30,     December 31,
                                      2005           2004
                                  ------------   ------------
Total assets                      $440,481,659   $444,021,124
Loans                              248,497,847    240,767,062
Securities                         134,944,228    154,389,611
Deposits                           370,551,038    375,244,420
Repurchase agreements               20,519,597     20,486,973
Federal Home Loan Bank advances             --        550,000
Stockholders' equity                34,913,944     33,517,619

LOANS

     Loans increased 3.2%, or $7,730,785, from year-end 2004 to June 30, 2005. The majority of this increase was derived from growth in the real estate construction segment of the portfolio, which increased $10,309,115 from year-end 2004 to June 30, 2005. The Company also experienced modest growth in the commercial, financial and agricultural segment of the loan portfolio. The increases in the aforementioned segments of the loan portfolio were partially offset by modest decreases in all other segments of West Pointe's loan portfolio.

     Table 3 presents the composition of the loan portfolio by type of borrower and major loan category and the percentage of each to the total portfolio for the periods presented.

     TABLE 3 - Loan Portfolio Composition

                                                June 30,               December 31,
                                                  2005                     2004
                                         ----------------------   ----------------------
                                            Amount      Percent      Amount      Percent
                                         ------------   -------   ------------   -------
Commercial borrowers:
---------------------
Commercial, financial and agricultural   $ 64,635,013     26.0%   $ 64,073,669     26.6%
Commercial real estate                     82,554,075     33.3      83,832,494     34.8
Real estate construction                   41,103,402     16.5      30,794,287     12.8
                                         ------------    -----    ------------    -----
   Total commercial                       188,292,490     75.8     178,700,450     74.2
                                         ------------    -----    ------------    -----
Consumer borrowers:
-------------------
1-4 family residential real estate         51,466,060     20.7      51,798,164     21.5
Other consumer loans                        8,739,297      3.5      10,268,448      4.3
                                         ------------    -----    ------------    -----
   Total consumer                          60,205,357     24.2      62,066,612     25.8
                                         ------------    -----    ------------    -----
   Loans, gross                          $248,497,847    100.0%   $240,767,062    100.0%
                                         ============    =====    ============    =====

LOANS HELD FOR SALE

     Loans held for sale increased $2,083,726 to $2,157,964 at June 30, 2005 compared to $74,238 at year-end 2004. At June 30, 2005, loans held for sale includes mortgage loans awaiting sale in the secondary market, which totaled $778,500 as well as credit card loans, which totaled $1,379,464. All loans held for sale are carried at the lower of aggregate cost or fair value. The majority of the increase in loans held for sale related to West Pointe management's decision to sell the Company's credit card portfolio. As a result of this decision, during the second quarter of 2005, the Company's credit card portfolio was transferred from loans to loans held for sale. In June 2005, West Pointe entered into a tentative agreement with an unaffiliated bank to sell the subject portfolio. Closing on the sale is expected to be completed during the third quarter of 2005 and is dependent upon, among other things, completion of the prospective purchaser's due diligence examination and execution of a definitive agreement.

SECURITIES

     Total securities decreased $19,445,383 to $134,944,228 at June 30, 2005 compared to $154,389,611 at year-end 2004. The security portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds not needed to fund loan demand. The security portfolio also supplies securities as required collateral for certain deposits and for repurchase agreements. The majority of this decrease resulted from principal payments received on the Company's mortgage-backed securities and from management's decision to sell certain securities, which resulted from favorable opportunities in the market place. Proceeds from the aforementioned principal payments and sales were primarily used to fund West Pointe's increased loan demand. Additional information regarding West Pointe's repurchase agreements is presented and discussed under "Borrowings."

     All of West Pointe's securities are classified as available for sale. Available for sale securities are recorded at fair value. Net unrealized losses on available for sale securities totaled $519,696 at June 30, 2005, compared to net unrealized gains of $217,643 at December 31, 2004. The change in net unrealized gains and losses from December 31, 2004 to June 30, 2005 was primarily attributable to a higher interest rate environment.

     Table 4 presents the composition of securities at their carrying values for the periods presented.

     TABLE 4 - Security Portfolio Composition

                                                     June 30,     December 31,
                                                       2005           2004
                                                   ------------   ------------
Available for sale securities:
U.S. government agencies                              4,967,830      3,970,000
Mortgage-backed securities                           90,707,282    108,897,319
Obligations of states and political subdivisions     39,269,116     41,522,292
                                                   ------------   ------------
   Total available for sale                        $134,944,228   $154,389,611
                                                   ============   ============

     Table 5 presents the composition of securities with unrealized losses at June 30, 2005, presented by length of time in an unrealized loss position.

     TABLE 5 - Composition of Securities with Unrealized Losses

                                Less than 12 Months         12 Months or More                 Total
                             ------------------------   ------------------------   --------------------------
                                 Fair      Unrealized       Fair      Unrealized        Fair       Unrealized
                                Value         Loss         Value         Loss          Value          Loss
                             -----------   ----------   -----------   ----------   ------------   -----------
U.S. government agencies     $ 3,967,520   $ (32,894)   $        --   $       --   $  3,967,520   $   (32,894)
Mortgage-backed securities    32,803,488    (324,721)    47,345,467    (823,888)     80,148,955    (1,148,609)
Obligations of states and
   political subdivisions     13,616,763    (105,805)     5,211,627     (72,406)     18,828,390      (178,211)
                             -----------   ----------   -----------   ----------   ------------   -----------
Total temporarily impaired   $50,387,771   $(463,420)   $52,557,094   $(896,294)   $102,944,865   $(1,359,714)
                             ===========   ==========   ===========   ==========   ============   ===========

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

     Total deposits decreased $4,693,382 to $370,551,038 at June 30, 2005 from $375,244,420 at year-end 2004. The noninterest bearing demand deposit, and the savings and money market deposit components of the deposit portfolio increased $2,863,804 and $23,904,796, respectively, from year-end 2004. The increases in these components of the deposit portfolio were partially offset by decreases in the interest bearing demand and time deposit components of the portfolio totaling $28,973,706 and $2,488,276, respectively. The increase in the noninterest bearing demand deposit component of the deposit portfolio was primarily attributable to normal fluctuations. The increase in savings and money market deposits and the decrease in interest bearing demand deposits was primarily attributable to the daily transfer of certain account balances to the savings category from the interest bearing demand deposit category. These transfers were made in connection with Company efforts, initiated in the second quarter, to reduce required reserve balances with the Federal Reserve Bank. The decrease in the time deposit components of the deposit portfolio were attributable to normal fluctuations.

     Table 6 sets forth the composition of deposits and the percentage of each category to total deposits for the periods presented.

TABLE 6 - Deposit Liability Composition

                                           June 30, 2005          December 31, 2004
                                      ----------------------   ----------------------
                                         Amount      Percent      Amount      Percent
                                      ------------   -------   ------------   -------
Noninterest bearing demand deposits   $ 48,070,090     13.0%   $ 45,206,286     12.0%
Interest bearing demand deposits         9,302,660      2.5      38,276,366     10.2
Savings and money market deposits      138,534,729     37.4     114,629,933     30.6
Time deposits $100,000 or more          63,698,321     17.2      68,142,051     18.2
Time deposits less than $100,000       110,945,238     29.9     108,989,784     29.0
                                      ------------    -----    ------------    -----
   Total deposits                     $370,551,038    100.0%   $375,244,420    100.0%
                                      ============    =====    ============    =====

BORROWINGS

     Total borrowings amounted to $30,829,597 at June 30, 2005 compared to $31,346,973 at year-end 2004. At June 30, 2005, borrowings consisted of repurchase agreements and subordinated debentures. At year-end 2004, borrowings consisted of repurchase agreements, an overnight Federal Home Loan Bank advance and subordinated debentures.

     At June 30, 2005, repurchase agreements increased modestly when compared to year-end 2004. These borrowings serve as an alternative funding source to deposits. The majority of the Company's repurchase agreements were in the form of cash management repurchase agreement accounts. Such accounts involve the daily transfer of excess funds from noninterest bearing deposit accounts into interest bearing cash management repurchase agreement accounts. Cash management repurchase agreement accounts are marketed to commercial and individual deposit customers and are considered to be a stable source of funds. Repurchase agreements, other than cash management repurchase agreements, generally represent an alternative to short-term certificates of deposit.

     At December 31, 2004, the Bank had one $550,000 Federal Home Loan Bank overnight advance. This overnight advance served as a funding alternative to federal funds purchased.

     At June 30, 2005 and December 31, 2004, West Pointe had subordinated debentures totaling $10,310,000. On December 15, 2004, the Company completed a private placement to an institutional investor of $10,000,000 of floating rate trust preferred securities, through a newly formed unconsolidated Delaware trust affiliate, West Pointe Statutory Trust I (the "Trust"). The trust preferred securities mature in December 2034, are redeemable at the Company's option beginning in five years, and require quarterly distributions by the Trust to the holder of the trust preferred securities, initially at an interest rate of 4.70%, which resets quarterly at the three-month LIBOR rate plus 2.25%. As of June 30, 2005, this obligation reflected an interest rate of 5.66%.

     The proceeds from the sale of the trust preferred securities were used by the Trust to purchase $10,310,000 in aggregate principal amount of the Company's floating rate junior subordinated debentures. The Company used a portion of the net proceeds from the sale of the debentures to the Trust to pay off a line of credit with an unaffiliated bank. The Company expects that the remainder of the net proceeds will be used for general corporate purposes.

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

     At June 30, 2005, nonperforming assets totaled $3,157,091 or .72% of total assets, compared to nonperforming assets at year-end 2004 of $5,292,309 or 1.19% of total assets. Nonperforming assets at June 30, 2005 included $739,716 relating to two parcels of foreclosed property. All foreclosed property is held for sale and is initially recorded on an individual property basis at estimated fair value less cost to sell. Subsequent to foreclosure, management evaluates the foreclosed properties and a valuation allowance is established if the estimated fair value declines. As of June 30, 2005, management does not anticipate any significant losses upon the disposition of the remaining foreclosed property. Nonperforming loans in the commercial real estate segment of the portfolio decreased $1,863,451 from December 31, 2004. The majority of this decrease is related to loans to one commercial borrower. Management is in various stages of workout to remedy or liquidate this and other nonperforming loans. The remaining categories of nonperforming loans remained relatively stable at June 30, 2005 compared to December 31, 2004.

     Table 7 sets forth a summary of West Pointe's loan portfolio mix and nonperforming assets.

TABLE 7 - Loan Portfolio Mix and Nonperforming Assets

                                                  June 30, 2005                 December 31, 2004
                                          -----------------------------   -----------------------------
                                            Loans and                       Loans and
                                           Foreclosed    Non-performing    Foreclosed    Non-performing
                                            Property         Assets         Property         Assets
                                          ------------   --------------   ------------   --------------
Commercial borrowers:
---------------------
Commercial, financial and agricultural    $ 64,635,013     $   33,944     $ 64,073,669     $   38,631
Commercial real estate                      82,554,075      1,676,793       83,832,494      3,540,244
Real estate construction                    41,103,402             --       30,794,287             --
                                          ------------     ----------     ------------     ----------
      Total commercial                     188,292,490      1,710,737      178,700,450      3,578,875

Consumer borrowers:
-------------------
1-4 family residential real estate          51,466,060        453,574       51,798,164        556,802
Other consumer loans                         8,739,297        253,064       10,268,448        245,232
                                          ------------     ----------     ------------     ----------
      Total consumer                        60,205,357        706,638       62,066,612        802,034
                                          ------------     ----------     ------------     ----------
      Total loans                          248,497,847      2,417,375      240,767,062      4,380,909
Foreclosed property                            739,716        739,716          911,400        911,400
                                          ------------     ----------     ------------     ----------
      Total                               $249,237,563     $3,157,091     $241,678,462     $5,292,309
                                          ============     ==========     ============     ==========

Nonaccrual loans                                           $1,573,981                      $3,842,710
Accruing loans past due 90 days or more                       843,394                         538,199
                                                           ----------                      ----------
   Total nonperforming loans                                2,417,375                       4,380,909
Foreclosed property                                           739,716                         911,400
                                                           ----------                      ----------
   Total nonperforming assets                              $3,157,091                      $5,292,309
                                                           ==========                      ==========

Nonperforming loans to total loans                                .97%                           1.82%
Nonperforming assets to total loans
   and foreclosed property                                       1.27%                           2.19%
Nonperforming assets to total assets                              .72%                           1.19%

     Net charge-offs for the second quarter of 2005 totaled $36,751 compared to $916 for the second quarter of 2004. During the first six months of 2005, net charge-offs totaled $111,903 compared to $334,785 for the first six months of 2004. Net charge-offs recorded during the first six months of 2005 in all segments of the loan portfolio were not significant. Net charge-offs recorded during the first six months of 2004 in the residential real estate segment of the loan portfolio primarily related to several loans to one borrower. Net charge-offs and recoveries recorded during the first six months of 2004 in all other segments of the loan portfolio were not significant.

     West Pointe's allowance for loan losses at June 30, 2005 decreased modestly to $2,583,000 from $2,692,903 at December 31, 2004. The decrease in the allowance for loan losses resulted from net charge-offs, a modest provision for loan losses recorded during the first six months of 2005 and a reduction in nonperforming loans. At June 30, 2005, the allowance for loan losses represented 106.85% of nonperforming loans compared to 50.18% at June 30, 2004 and 61.47% at December 31, 2004. Increased levels of nonperforming loans were the primary factors resulting in the lower ratios of the allowance for loan losses to nonperforming loans at June 30, 2004 and December 31, 2004. The ratio of the allowance for loan losses to total loans was 1.04% at June 30, 2005 compared to 1.30% at June 30, 2004 and 1.12% at December 31, 2004. Management believes that the allowance for loan losses at June 30, 2005 was adequate to absorb probable losses in the loan portfolio. However, past loan loss experience as it relates to current portfolio mix, evaluation of potential losses in the portfolio, subsequent changes in economic conditions and other factors may require changes in the levels of the allowance for loan losses.

     Table 8 presents information pertaining to the activity in and an analysis of West Pointe's allowance for loan losses for the periods presented.

TABLE 8 - Allowance For Loan Losses

                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      JUNE 30,                   JUNE 30,
                                              -----------------------   -----------------------
                                                 2005         2004         2005         2004
                                              ----------   ----------   ----------   ----------
Balance at beginning of period                $2,572,751   $2,543,270   $2,692,903   $2,697,139
Loans charged off:
   Commercial, financial and agricultural             --           38       18,998       15,102
   Real estate:
      Commercial                                      --          924        2,767          924
      Residential                                  3,055        4,042       32,055      356,321
                                              ----------   ----------   ----------   ----------
         Total real estate                         3,055        4,966       34,822      357,245
   Consumer                                       44,084           --       91,089       31,377
                                              ----------   ----------   ----------   ----------
         Total charge-offs                        47,139        5,004      144,909      403,724
                                              ----------   ----------   ----------   ----------

Recoveries of loans previously charged off:
   Commercial, financial and agricultural          8,288           --       21,755        4,030
   Residential real estate                            --        3,364           --       63,816
   Consumer                                        2,100          724       11,251        1,093
                                              ----------   ----------   ----------   ----------
         Total recoveries                         10,388        4,088       33,006       68,939
                                              ----------   ----------   ----------   ----------

Net charge-offs                                   36,751          916      111,903      334,785
Provision for loan losses                         47,000      418,000        2,000      598,000
                                              ----------   ----------   ----------   ----------
Balance at end of period                      $2,583,000   $2,960,354   $2,583,000   $2,960,354
                                              ==========   ==========   ==========   ==========

Net charge-offs (annualized) as a percent
   of average total loans                            .06%          NM          .09%         .31%
Allowance for loan losses to total loans            1.04%        1.30%        1.04%        1.30%
Allowance for loan losses to nonperforming
   loans                                          106.85%       50.18%      106.85%       50.18%

CAPITAL RESOURCES

CAPITAL RESOURCES

     Total stockholders' equity increased $1,396,325 from $33,517,619 at December 31, 2004 to $34,913,944 at June 30, 2005. Net income for the six-month period ended June 30, 2005 was $1,817,317. The decrease to total stockholders' equity resulting from the change in other comprehensive income (loss) was partially offset by net income recorded during the six-month period. At June 30, 2005, West Pointe recorded an accumulated other comprehensive loss of $322,212 compared to accumulated other comprehensive income of $134,939 at December 31, 2004. The change in accumulated other comprehensive income (loss) is comprised of the unrealized gain or loss on available for sale securities.

     Financial institutions are required to maintain ratios of capital to assets in accordance with guidelines promulgated by the federal banking regulators. The guidelines are commonly known as "Risk-Based Guidelines" as they define the capital level requirements of a financial institution based upon the level of credit risk associated with holding various categories of assets. The Risk-Based Guidelines require minimum ratios of Tier 1 and Total Capital to risk-weighted assets of 4% and 8%, respectively. At June 30, 2005, West Pointe's Tier 1 and Total Capital ratios were 15.94% and 16.85%, respectively. In addition to the Risk-Based Guidelines, the federal banking agencies have established a minimum leverage ratio guideline for financial institutions (the "Leverage Ratio Guideline"). The Leverage Ratio Guideline provides for a minimum ratio of Tier 1 capital to average assets of 4%. West Pointe's leverage ratio at June 30, 2005, was 10.16%. Accordingly, West Pointe has satisfied these regulatory guidelines.

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

CONTRACTUAL OBLIGATIONS

     The Company enters into certain contractual obligations in the ordinary course of operations. The required payments under these contracts represent future cash requirements of the Company. The Company's significant fixed and determinable contractual obligations, as of June 30, 2005, are set forth in the following table:

                                                                    Payments Due
                                        --------------------------------------------------------------------
                                                        After One    After Three
                                                           Year         Years
                                          One Year       Through       Through        After
                                           or Less     Three Years    Five Years   Five Years       Total
                                        ------------   -----------   -----------   ----------   ------------
Time certificates of deposit            $118,711,899   $46,852,326    $9,079,334   $       --   $174,643,559
Operating leases                              47,520        67,320            --           --        114,840
                                        ------------   -----------    ----------   ----------   ------------
   Total contractual cash obligations   $118,759,419   $46,919,646    $9,079,334   $       --   $174,758,399
                                        ============   ===========    ==========   ==========   ============

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

     The Company does not have any plans or programs to repurchase shares of its common stock, nor has the Company made any repurchases of its securities during the second quarter of 2005.

                               Issuer Purchases of Equity Securities
             ------------------------------------------------------------------------
                                               Total Number of       Maximum Number
                                               Shares Purchased    of Shares that May
             Total Number                    as Part of Publicly    Yet Be Purchased
               of Shares     Average Price     Announced Plans       Under the Plans
  Period       Purchased    Paid per Share       or Programs           or Programs
  ------     ------------   --------------   -------------------   ------------------
April 2005             --               --                    --                   --
May 2005               --               --                    --                   --
June 2005              --               --                    --                   --
             ------------   --------------   -------------------   ------------------
   Total               --               --                    --                   --
             ============   ==============   ===================   ==================

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Proxies were mailed to shareholders on March 28, 2005 for the Company's Annual Meeting of Shareholders, which was held on April 27, 2005. The only matter submitted to, and approved by, shareholders is listed below, as is a tabulation of voting.

        (1)  The following persons nominated as Directors were re-elected:

               Class II               For       Against    Withheld
               --------               ---       -------    --------
        David G. Embry           779,683.3942      0      8,477.3164
        Jack B. Haydon           781,077.5801      0      7,083.1305
        Charles G. Kurrus, III   781,077.5801      0      7,083.1305

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

                                        WEST POINTE BANCORP, INC.
                                        (Registrant)


DATE: August 12, 2005                   By: /s/ Terry W. Schaefer
                                            ------------------------------------
                                            Terry W. Schaefer
                                            President and
                                            Chief Executive Officer
                                            (on behalf of the Registrant)


DATE: August 12, 2005                   By: /s/ Bruce A. Bone
                                            ------------------------------------
                                            Bruce A. Bone
                                            Executive Vice President and
                                            Chief Financial Officer
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