Form 10-Q
period 2005-09-30
WEST POINTE BANCORP INC
filed 2005-11-14
CIK 1040589

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

                                 [ ] Yes [X] No

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 [ ] Yes [X] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Class              Outstanding at November 10, 2005
         -----              --------------------------------
Common stock $1 par value               1,019,981

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

   ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEST POINTE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

                                                                            (UNAUDITED)
                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                                2005           2004
                                                                           -------------   ------------
Assets
   Cash and due from banks                                                  $ 12,319,981   $ 11,737,677
   Interest bearing due from banks                                            15,712,838        131,747
                                                                            ------------   ------------
         Cash and cash equivalents                                            28,032,819     11,869,424
   Available for sale securities                                             145,192,019    154,389,611
   Loans held for sale                                                           264,200         74,238
   Loans                                                                     253,156,110    240,767,062
   Allowance for loan losses                                                  (2,203,652)    (2,692,903)
                                                                            ------------   ------------
         Net Loans                                                           250,952,458    238,074,159
   Bank premises and equipment                                                11,947,747     12,393,908
   Federal Home Loan Bank stock                                               13,833,000     13,299,700
   Cash surrender value of life insurance                                     11,499,460     10,610,716
   Accrued interest and other assets                                           4,376,625      3,309,368
                                                                            ------------   ------------
         Total Assets                                                       $466,098,328   $444,021,124
                                                                            ============   ============

Liabilities
   Deposits:
      Noninterest bearing                                                   $ 49,128,977   $ 45,206,286
      Interest bearing                                                       338,286,120    330,038,134
                                                                            ------------   ------------
         Total Deposits                                                      387,415,097    375,244,420
   Repurchase agreements                                                      28,093,492     20,486,973
   Federal Home Loan Bank advances                                                    --        550,000
   Subordinated debentures                                                    10,310,000     10,310,000
   Accrued interest and other liabilities                                      4,425,907      3,912,112
                                                                            ------------   ------------
         Total Liabilities                                                   430,244,496    410,503,505

Stockholders' Equity
   Preferred stock, $1 par value - 50,000 shares authorized and unissued              --             --
   Common stock, $1 par value - 10,000,000 shares authorized;
      1,037,731 and 1,024,029 shares issued at September 30, 2005 and
      December 31, 2004, respectively                                          1,037,731      1,024,029
   Surplus                                                                    14,729,050     14,113,209
   Retained earnings                                                          21,062,680     18,894,017
   Treasury stock, 17,750 shares                                                (648,575)      (648,575)
   Accumulated other comprehensive income (loss)                                (327,054)       134,939
                                                                            ------------   ------------
         Total Stockholders' Equity                                           35,853,832     33,517,619
                                                                            ------------   ------------
         Total Liabilities and Stockholders' Equity                         $466,098,328   $444,021,124
                                                                            ============   ============

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                             SEPTEMBER 30,              SEPTEMBER 30,
                                                        -----------------------   -------------------------
                                                           2005         2004          2005          2004
                                                        ----------   ----------   -----------   -----------
Interest Income:
   Loans, including fees
         Taxable                                        $4,096,622   $3,503,218   $11,676,098   $10,183,746
         Non-taxable                                        49,148       46,351       134,883       125,295
   Securities
         Taxable                                         1,020,318    1,127,459     3,074,861     3,436,963
         Non-taxable                                       400,540      351,006     1,222,829     1,142,214
   Deposits with banks                                     111,490       30,211       173,541        42,832
                                                        ----------   ----------   -----------   -----------
      Total Interest Income                              5,678,118    5,058,245    16,282,212    14,931,050
Interest Expense:
   Deposits                                              2,050,362    1,480,546     5,555,073     4,268,283
   Repurchase agreements                                   185,168       89,674       445,952       222,685
   Other borrowings                                             --        9,747            --        29,748
   Federal Home Loan Bank advances                              --       72,074        13,875       223,262
   Subordinated debentures                                 151,104           --       412,268            --
                                                        ----------   ----------   -----------   -----------
      Total Interest Expense                             2,386,634    1,652,041     6,427,168     4,743,978
                                                        ----------   ----------   -----------   -----------
         Net Interest Income                             3,291,484    3,406,204     9,855,044    10,187,072
Provision for Loan Losses                                       --       60,000         2,000       658,000
                                                        ----------   ----------   -----------   -----------
         Net Interest Income After
         Provision For Loan Losses                       3,291,484    3,346,204     9,853,044     9,529,072
Noninterest Income:
   Service charges on deposits                             347,892      413,172     1,040,336     1,155,129
   Mortgage banking                                        122,937      117,775       285,855       354,651
   Trust fees                                              169,135      151,632       500,952       502,672
   Brokerage and insurance services                        116,042       88,088       294,674       263,175
   Credit card income                                      110,564      106,859       323,463       293,808
   Earnings on cash surrender value of life insurance      123,360       93,144       357,319       287,674
   Gain on sale of securities, net                              --           --       378,516       314,048
   Gain on sale of credit card portfolio                   191,221           --       191,221            --
   Other                                                    74,178       59,369       212,346       157,132
                                                        ----------   ----------   -----------   -----------
      Total Noninterest Income                           1,255,329    1,030,039     3,584,682     3,328,289
Noninterest Expense:
   Employee compensation and benefits                    1,757,213    1,686,096     5,185,676     5,149,917
   Occupancy, net                                          209,245      204,686       595,810       557,871
   Furniture and equipment                                 195,738      211,174       560,347       592,716
   Legal and professional fees                             190,949      285,835       530,737       565,705
   Data processing                                         118,113      114,446       373,655       345,585
   Advertising                                             120,985       99,387       344,738       301,262
   Other                                                   759,723      653,359     2,276,899     2,145,078
                                                        ----------   ----------   -----------   -----------
      Total Noninterest Expense                          3,351,966    3,254,983     9,867,862     9,658,134
                                                        ----------   ----------   -----------   -----------
Income Before Income Taxes                               1,194,847    1,121,260     3,569,864     3,199,227
Income Tax Expense                                         287,600      277,800       845,300       739,000
                                                        ----------   ----------   -----------   -----------
Net Income                                              $  907,247   $  843,460   $ 2,724,564   $ 2,460,227
                                                        ==========   ==========   ===========   ===========
Average Shares Outstanding:
   Basic                                                 1,015,482    1,000,827     1,010,931       996,127
   Diluted                                               1,071,698    1,046,215     1,064,512     1,039,093
Per Share Data:
   Net income:
      Basic                                             $      .89   $      .84   $      2.70   $      2.47
      Diluted                                           $      .85   $      .81   $      2.56   $      2.37
   Dividends declared                                   $      .19   $      .16   $       .55   $       .45

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                                            SEPTEMBER 30,            SEPTEMBER 30,
                                                        ---------------------   -----------------------
                                                          2005        2004         2005         2004
                                                        --------   ----------   ----------   ----------
Net Income                                              $907,247   $  843,460   $2,724,564   $2,460,227
Other Comprehensive Income (Loss), Net of Tax
   Unrealized holding gains (losses) on securities
   available for sale (net of income tax (benefit) of
   $(2,969) and $(139,321) for the three and nine
   months ended September 30, 2005 and $906,660
   and $(32,621) for the three and nine months ended
   September 30, 2004, respectively)                      (4,842)   1,479,285     (227,313)     (53,225)
Less adjustment for realized gains included in net
   income (net of income taxes of $143,836 and
   $119,338 for the nine months ended September
   2005 and 2004, respectively)                               --           --      234,680      194,710
                                                        --------   ----------   ----------   ----------
Other Comprehensive Income (Loss)                         (4,842)   1,479,285     (461,993)    (247,935)
                                                        --------   ----------   ----------   ----------
Comprehensive Income                                    $902,405   $2,322,745   $2,262,571   $2,212,292
                                                        ========   ==========   ==========   ==========

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                    ---------------------------
                                                                        2005           2004
                                                                    ------------   ------------
Operating Activities
   Net income                                                       $  2,724,564   $  2,460,227
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization                                      601,558        609,967
      Net amortization on securities                                     338,794        651,098
      Gain on sale of securities, net                                   (378,516)      (314,048)
      Gain on sale of mortgage loans                                    (180,938)      (260,007)
      Gain on sale of credit card portfolio                             (191,221)            --
      Gain on sale of foreclosed property                                (10,522)        (3,275)
      Federal Home Loan Bank stock dividends                            (533,300)      (582,900)
      Provision for loan losses                                            2,000        658,000
      Proceeds from sales of mortgage loans held for sale             11,886,690     15,862,325
      Proceeds from sale of credit card portfolio                      1,510,467             --
      Originations of mortgage loans held for sale                   (11,895,714)   (15,653,679)
      Earnings on cash surrender value of life insurance policies       (357,319)      (287,674)
      Increase in other assets and other liabilities, net                484,134        851,998
                                                                    ------------   ------------
Net Cash Provided By Operating Activities                              4,000,677      3,992,032
Investing Activities
   Proceeds from sales of securities available for sale               10,473,067      8,680,559
   Proceeds from maturities of securities available for sale          29,740,701     19,824,032
   Purchases of securities available for sale                        (31,721,604)   (22,550,897)
   Net increase in loans                                             (15,141,601)   (20,555,666)
   Purchases of life insurance policies                                 (529,560)    (1,752,000)
   Proceeds from sale of foreclosed property                             196,274         90,575
   Purchases of bank premises and equipment                             (155,397)      (720,292)
                                                                    ------------   ------------
Net Cash Used In Investing Activities                                 (7,138,120)   (16,983,689)
Financing Activities
   Net increase in noninterest bearing deposits                        3,922,691      3,335,069
   Net increase in interest bearing deposits                           8,247,986     14,094,138
   Net increase in repurchase agreements                               7,606,519      7,386,244
   Decrease in other borrowings                                               --       (225,000)
   Net decrease in short-term FHLB advances                             (550,000)    (4,400,000)
   Proceeds from issuance of common stock                                629,543        486,294
   Dividends paid                                                       (555,901)      (448,069)
                                                                    ------------   ------------
Net Cash Provided By Financing Activities                             19,300,838     20,228,676
                                                                    ------------   ------------
Net Increase in Cash and Cash Equivalents                             16,163,395      7,237,019
Cash and Cash Equivalents - Beginning of Year                         11,869,424      8,979,883
                                                                    ------------   ------------
Cash and Cash Equivalents - End of Period                           $ 28,032,819   $ 16,216,902
                                                                    ============   ============

Supplemental Disclosure of Cash Flow Information
   Interest paid                                                    $  6,304,482   $  4,712,001
   Income taxes paid                                                     715,000        585,000
   Real estate acquired in settlement of loans                           887,757        733,201
   Loans transferred to held for sale                                  1,379,464             --

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

                                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                    SEPTEMBER 30,           SEPTEMBER 30,
                                                 -------------------   -----------------------
                                                    2005      2004        2005         2004
                                                 --------   --------   ----------   ----------
Net income, as reported                          $907,247   $843,460   $2,724,564   $2,460,227
Less: Total stock-based employee
   compensation cost determined under the fair
   value based method, net of income taxes        (51,704)   (49,525)    (164,563)    (155,366)
                                                 --------   --------   ----------   ----------
   Pro forma net income                          $855,543   $793,935   $2,560,001   $2,304,861
                                                 ========   ========   ==========   ==========
Earnings per share:
   Basic - as reported                           $    .89   $    .84   $     2.70   $     2.47
   Basic - pro forma                                  .84        .79         2.53         2.31
   Diluted - as reported                              .85        .81         2.56         2.37
   Diluted - pro forma                                .80        .76         2.40         2.22

NOTE B--NET INCOME PER SHARE

     The calculation of net income per share is summarized as follows:

                                                THREE MONTHS ENDED       NINE MONTHS ENDED
                                                   SEPTEMBER 30,            SEPTEMBER 30,
                                             -----------------------   -----------------------
                                                2005         2004         2005         2004
                                             ----------   ----------   ----------   ----------
Basic
   Net Income                                $  907,247   $  843,460   $2,724,564   $2,460,227
                                             ==========   ==========   ==========   ==========
   Average common shares outstanding          1,015,482    1,000,827    1,010,931      996,127
                                             ==========   ==========   ==========   ==========
   Net income per common share - basic       $      .89   $      .84   $     2.70   $     2.47
                                             ==========   ==========   ==========   ==========
Diluted
   Net Income                                $  907,247   $  843,460   $2,724,564   $2,460,227
                                             ==========   ==========   ==========   ==========
   Average common shares outstanding          1,015,482    1,000,827    1,010,931      996,127
   Dilutive potential due to stock options       56,216       45,388       53,581       42,966
                                             ----------   ----------   ----------   ----------
   Average common shares outstanding          1,071,698    1,046,215    1,064,512    1,039,093
                                             ==========   ==========   ==========   ==========
   Net income per common share - diluted     $      .85   $      .81   $     2.56   $     2.37
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion describes West Pointe's results of operations during the three-month and nine-month periods ended September 30, 2005 and 2004, and its financial condition, asset quality, and capital resources as of September 30, 2005 and December 31, 2004. This discussion should be read in conjunction with West Pointe's unaudited consolidated financial statements and notes thereto. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

OVERVIEW

     Net income for the third quarter of 2005 was $907,247 or $.85 per diluted common share compared to net income of $843,460 or $.81 per diluted common share for the third quarter of 2004. Net income for the first nine months of 2005 was $2,724,564 or $2.56 per diluted common share compared to net income of $2,460,227 or $2.37 per diluted common share for the first nine months of 2004. Return on average assets for the third quarter and first nine months of 2005 was ..79% and .81%, respectively, compared to .77% and .76%, respectively, for the third quarter and first nine months of 2004. Return on average equity for the third quarter and first nine months of 2005 was 10.22% and 10.58%, respectively, compared to 10.61% and 10.39%, respectively, for the third quarter and first nine months of 2004.

     The increase in net income, for the quarters compared, was primarily attributable to a decrease in the provision for loan losses and an increase in noninterest income, partially offset by a decrease in net interest income, an increase in noninterest expense and a modest increase in income tax expense. The increase in net income for the nine-month periods compared was primarily attributable to a decrease in the provision for loan losses and an increase in noninterest income. The increase to net income from these items was partially offset by an increase in noninterest expense, an increase in income tax expense and a decrease in net interest income.

     Total assets at September 30, 2005 increased $22,077,204 to $466,098,328 from $444,021,124 at December 31, 2004. At September 30, 2005, loans totaled $253,156,110 compared to $240,767,062 at December 31, 2004. At September 30,
2005, securities totaled $145,192,019 compared to $154,389,611 at December 31, 2004. West Pointe's primary funding source for assets is deposits, which totaled $387,415,097 at September 30, 2005 compared to $375,244,420 at December 31,
2004.

RESULTS OF OPERATIONS

     Table 1 summarizes West Pointe's statements of income and the change in each category for the periods presented.

TABLE 1 - Comparative Statements of Income

                                                           Three Months Ended
                                                             September 30,               Change
                                                        -----------------------   -------------------
                                                           2005         2004        Amount    Percent
                                                        ----------   ----------   ---------   -------
Total interest income
   (fully tax-equivalent)                               $5,860,295   $5,229,923   $ 630,372     12.1%
Total interest expense                                   2,386,634    1,652,041     734,593     44.5
                                                        ----------   ----------   ---------
      Net interest income                                3,473,661    3,577,882    (104,221)    (2.9)
Provision for loan losses                                       --       60,000     (60,000)  (100.0)
Noninterest income:
   Service charges on deposits                             347,892      413,172     (65,280)   (15.8)
   Mortgage banking                                        122,937      117,775       5,162      4.4
   Trust fees                                              169,135      151,632      17,503     11.5
   Brokerage and insurance services                        116,042       88,088      27,954     31.7
   Credit card income                                      110,564      106,859       3,705      3.5
   Increase in cash surrender value of life insurance      123,360       93,144      30,216     32.4
   Gain on sale of credit card portfolio                   191,221           --     191,221       NM
   Other                                                    74,178       59,369      14,809     24.9
                                                        ----------   ----------   ---------
      Total Noninterest Income                           1,255,329    1,030,039     225,290     21.9
                                                        ----------   ----------   ---------
Noninterest Expense:
   Employee compensation and benefits                    1,757,213    1,686,096      71,117      4.2
   Occupancy, net                                          209,245      204,686       4,559      2.2
   Furniture and equipment                                 195,738      211,174     (15,436)    (7.3)
   Legal and professional fees                             190,949      285,835     (94,886)   (33.2)
   Data processing                                         118,113      114,446       3,667      3.2
   Advertising                                             120,985       99,387      21,598     21.7
   Other                                                   759,723      653,359     106,364     16.3
                                                        ----------   ----------   ---------
      Total Noninterest Expense                          3,351,966    3,254,983      96,983      3.0
                                                        ----------   ----------   ---------
Income Before Income Taxes                               1,377,024    1,292,938      84,086      6.5
Less: tax-equivalent adjustment                            182,177      171,678      10,499      6.1
Income tax expense                                         287,600      277,800       9,800      3.5
                                                        ----------   ----------   ---------
Net Income                                              $  907,247   $  843,460   $  63,787      7.6%
                                                        ==========   ==========   =========

NM-Not Meaningful

TABLE 1 - Comparative Statements of Income

                                                            Nine Months Ended
                                                              September 30,                Change
                                                        -------------------------   --------------------
                                                            2005          2004        Amount     Percent
                                                        -----------   -----------   ----------   -------
Total interest income
   (fully tax-equivalent)                               $16,845,792   $15,490,052   $1,355,740     8.8%
Total interest expense                                    6,427,168     4,743,978    1,683,190    35.5
                                                        -----------   -----------   ----------
      Net interest income                                10,418,624    10,746,074     (327,450)   (3.0)
Provision for loan losses                                     2,000       658,000     (656,000)  (99.7)
Noninterest income:
   Service charges on deposits                            1,040,336     1,155,129     (114,793)   (9.9)
   Mortgage banking                                         285,855       354,651      (68,796)  (19.4)
   Trust fees                                               500,952       502,672       (1,720)   (0.3)
   Brokerage and insurance services                         294,674       263,175       31,499    12.0
   Credit card income                                       323,463       293,808       29,655    10.1
   Increase in cash surrender value of life insurance       357,319       287,674       69,645    24.2
   Gains on sale of securities, net                         378,516       314,048       64,468    20.5
   Gain on sale of credit card portfolio                    191,221            --      191,221      NM
   Other                                                    212,346       157,132       55,214    35.1
                                                        -----------   -----------   ----------
      Total Noninterest Income                            3,584,682     3,328,289      256,393     7.7
                                                        -----------   -----------   ----------
Noninterest Expense:
   Employee compensation and benefits                     5,185,676     5,149,917       35,759     0.7
   Occupancy, net                                           595,810       557,871       37,939     6.8
   Furniture and equipment                                  560,347       592,716      (32,369)   (5.5)
   Legal and professional fees                              530,737       565,705      (34,968)   (6.2)
   Data processing                                          373,655       345,585       28,070     8.1
   Advertising                                              344,738       301,262       43,476    14.4
   Other                                                  2,276,899     2,145,078      131,821     6.1
                                                        -----------   -----------   ----------
      Total Noninterest Expense                           9,867,862     9,658,134      209,728     2.2
                                                        -----------   -----------   ----------
Income Before Income Taxes                                4,133,444     3,758,229      375,215    10.0
Less: tax-equivalent adjustment                             563,580       559,002        4,578     0.8
Income tax expense                                          845,300       739,000      106,300    14.4
                                                        -----------   -----------   ----------
Net Income                                              $ 2,724,564   $ 2,460,227   $  264,337    10.7%
                                                        ===========   ===========   ==========

NM-Not Meaningful

NET INTEREST INCOME

     Tax-equivalent net interest income decreased $104,221 or 2.9% for the third quarter of 2005 compared to the same period of 2004 and decreased $327,450 or 3.0% for the first nine months of 2005 compared to the same period of 2004. The decreases in tax-equivalent net interest income, for all periods compared, were attributable to increases in interest expense, partially offset by increases in tax-equivalent interest income.

     Total tax-equivalent interest income increased $630,372 or 12.1% for the third quarter of 2005 compared to the same period of 2004 and increased $1,355,740 or 8.8% for the first nine months of 2005 compared to the same period of 2004. The increases in tax-equivalent interest income for the periods compared were primarily due to a higher interest rate environment coupled with higher volumes of interest earning assets. Average interest earning assets increased $16,098,637 or 4.0% to $420,979,402 for the third quarter of 2005 compared to the same period of 2004 and increased $15,091,420 or 3.8% to $413,945,140 for the first nine months of 2005 compared to the same period of 2004. The increases in average interest earning assets were primarily due to internal growth in the loan portfolio. The average rate earned on interest earning assets increased to 5.50% for the third quarter of 2005 from 5.15% for the same period of 2004 and increased to 5.40% for the first nine months of 2005 compared to 5.18% for the same period of 2004. The increase in the average rate earned was primarily due to the higher interest rate environment. Since the beginning of 2004, there have been eleven increases in the prime-lending rate totaling 275 basis points. West Pointe's loan portfolio yields tend to follow trends in the prime-lending rate. While loan yields tend to follow trends in the prime-lending rate, they may not follow simultaneously with such trends.

     Total interest expense increased $734,593 for the third quarter of 2005 compared to the same period of 2004 and increased $1,683,190 for the first nine months of 2005 compared to the same period of 2004. The increases in interest expense were primarily attributable to the higher interest rate environment coupled with a higher volume of interest bearing liabilities. Average interest bearing liabilities increased 2.7% to $366,522,052 for the third quarter of 2005 compared to the same period of 2004 and increased 2.8% to $362,873,922 for the first nine months of 2005 compared to the same period of 2004. The increases in average interest bearing liabilities were primarily due to increases in the average balances of savings and money market deposits and the Company's subordinated debentures, partially offset by decreases in the average balance of interest bearing demand deposits and Federal Home Loan Bank advances. The average interest rate paid on interest bearing liabilities increased to 2.58% during the third quarter of 2005 from 1.84% for the same period of 2004 and increased to 2.37% for the first nine months of 2005 from 1.79% for the same period of 2004.

     The net interest margin was 3.25% for the third quarter of 2005 compared to 3.52% for the third quarter of 2004. The net interest margin was 3.33% for the first nine months of 2005 compared to 3.60% for the first nine months of 2004. The decreases in the net interest margin for the periods compared resulted from the Company's cost of funds on interest bearing liabilities increasing at a faster pace than the Company's yield on interest earning assets. West Pointe management continues efforts to monitor and maintain the Company's net interest margin.

PROVISION FOR LOAN LOSSES

     The Company did not record a provision for loan losses during the third quarter of 2005. The Company recorded a provision for loan losses of $60,000 during the third quarter of 2004. The provision for loan losses recorded during the first nine months of 2005 totaled $2,000 compared to $658,000 recorded during the same period of 2004. The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the adequacy of the allowance for loan losses. Factors which influence management's determination of the provision for loan losses include, among other things, a review of individual loans, size and quality of the loan portfolio, current and projected economic conditions, regulatory guidelines, and historical loan loss experience. The higher provisions for loan losses recorded during the third quarter and first nine months of 2004 were reflective of an increased level of nonperforming loans during that timeframe. Lower levels of nonperforming loans contributed to the lower provision for loan losses recorded during the first nine months of 2005. During the third quarter of 2005, the impact of the lower level of nonperforming loans on the Company's provision for loan losses was partially offset by an increase in net charge-offs recorded during the quarter. In most instances, charge-offs recorded during the third quarter of 2005 were specifically reserved for and were reflected in provisions for loan losses recorded in previous quarters. Activity in the allowance for loan losses and nonperforming loan data is presented under "ASSET QUALITY."

NONINTEREST INCOME

     Total noninterest income was $1,255,329 for the third quarter of 2005 compared to $1,030,039 for the third quarter of 2004. Noninterest income totaled $3,584,682 for the first nine months of 2005 compared to $3,328,289 for the same period of 2004. Service charges on deposit accounts decreased $65,280 for the third quarter of 2005 compared to the third quarter of 2004 and decreased $114,793 for the nine-month periods compared. These decreases resulted from a reduction in the volume of service charges on business deposit accounts and a reduction in the volume of charges for insufficient funds and overdrafts. Many of West Pointe's commercial deposit accounts receive an earnings credit on balances maintained. These earnings credits are used to reduce scheduled service charges and increase or decrease as interest rates rise or fall. As a result of the higher interest rate environment, these earnings credits increased, thus reducing the level of service charges being assessed. Income from mortgage banking services increased $5,162 for the third quarter of 2005 compared to the third quarter of 2004 and decreased $68,796 for the nine-month periods compared. The decrease in mortgage banking income for the nine-month periods compared was primarily due to a higher interest rate environment, which resulted in a reduced level of mortgage origination and refinancing activities. Mortgage loan sales volume depends heavily on the prevailing interest rates and the strength of the local real estate market. As of September 30, 2005, management anticipates that the level of mortgage banking income will remain stable during the remainder of 2005. Income from trust fees, income from brokerage and insurance services and credit card income collectively increased $49,162 for the third quarter of 2005 compared to the third quarter of 2004 and increased $59,434 for the nine-month periods compared. The combined increases from these components of noninterest income were primarily due to normal fluctuations. Income from trust fees is derived primarily from management of estates, personal trusts and investment agencies. Products offered through our brokerage and insurance function include stocks, bonds, mutual funds, annuities and other non-deposit investment products. Credit card income primarily consists of merchant processing fees for credit card transactions, revenues received from West Pointe's "debit" card product and interchange fees received on credit card transactions of West Pointe's cardholders. During the third quarter of 2005, West Pointe sold the Company's credit card portfolio to an unaffiliated bank. The decision to sell the portfolio was based, in part, on management's analysis of the program's level of contribution to West Pointe's earnings. The sale was completed following the purchaser's due diligence examination and the execution of a definitive agreement. A gain of $191,221 was recognized on the sale of the portfolio. During the third quarter and first nine months of 2005, West Pointe recorded increases in cash surrender value of life insurance of $30,216 and $69,645, respectively. These cash surrender value increases relate to various bank owned life insurance (BOLI) policies. Certain of the insurance policies serve as funding mechanisms for West Pointe's director fee deferral program. The remaining policies serve as funding mechanisms for various employee benefit plans. These BOLI policies provide certain benefits to the Company including, but not limited to, the exclusion from income taxes on the increase in their cash surrender values. The increases in income from this component of noninterest income were primarily due to higher rates earned on the BOLI policies coupled with the impact of earnings on additional policies purchased during the second quarter of 2005. Net securities gains recorded during the first nine months of 2005 totaled $378,516 compared to net securities gains of $314,048 recorded during the first nine months of 2004. Net securities gains recorded during 2005 and 2004 resulted from opportunities in the marketplace to take such gains. Other noninterest income includes such items as interchange fees on automated teller machine (ATM) transactions, safe deposit rental fees, check printing fees, wire transfer fees and other miscellaneous fees. Collectively, the components of other noninterest income generated revenues of $74,178 and $212,346, respectively, for the third quarter and first nine months of 2005 compared to $59,369 and $157,132 for the third quarter and first nine months of 2004, respectively. The increases in other noninterest income for the periods compared resulted from modest increases in a number of categories of noninterest income.

NONINTEREST EXPENSE

     Total noninterest expense was $3,351,966 for the third quarter of 2005 compared to $3,254,983 for the third quarter of 2004. For the first nine months of 2005, total noninterest expense was $9,867,862 compared to $9,658,134 for the same period of 2004. Employee compensation and benefit expenses increased $71,117 for the third quarter of 2005 compared to the third quarter of 2004 and increased $35,759 for the nine-month periods compared. The increases in employee compensation and benefits for the periods compared were primarily attributable to normal merit increases, increased medical insurance benefit costs and increased costs associated with the salary continuation agreements established for various company officers. A modest increase in West Pointe's workforce also contributed to the increase in employee compensation and benefits. As of September 30, 2005, the Company had 126 full-time equivalent employees compared to 121 full-time equivalent employees as of September 30, 2004. West Pointe management is continuing its review of the Company's staffing levels. Net occupancy expenses increased $4,559 for the third quarter of 2005 compared to the third quarter of 2004 and increased $37,939 for the nine-month periods compared. The increase in net occupancy expenses for the nine-month periods compared was primarily attributable to increases in depreciation expense, utility costs and real estate taxes. Furniture and equipment expenses decreased $15,436 for the third quarter of 2005 compared to the third quarter of 2004 and decreased $32,369 for the nine-month periods compared. The decrease in furniture and equipment expenses for the quarters compared was primarily due to lower levels of depreciation expense, partially offset by modest increases in equipment rent and maintenance expenses. The decrease in furniture and equipment expenses for the nine-month periods compared was primarily due to reduced levels of depreciation expense coupled with reduced equipment rental expenses. Legal and professional fees decreased $94,886 for the third quarter of 2005 compared to the third quarter of 2004 and decreased $34,968 for the nine-month periods compared. The decreases in legal and professional fees for the periods compared were primarily attributable to a reduced level of legal fees incurred in 2005. This reduction in legal fees primarily occurred as a result of the 2004 settlement of various lawsuits of which the Company was a party. Data processing expenses increased $3,667 for the third quarter of 2005 compared to the third quarter of 2004 and increased $28,070 for the nine-month periods compared. The increases in data processing fees for the periods compared were primarily attributable to normal operations. Advertising expenses increased $21,598 for the third quarter of 2005 compared to the third quarter of 2004 and increased $43,476 for the nine-month periods compared. The increase in advertising expenses for the periods compared were primarily attributable to expanded promotional activities in areas served by West Pointe's banking centers. Other noninterest expense increased $106,364 for the third quarter of 2005 compared to the third quarter of 2004 and increased $131,821 for the nine-month periods compared. Other noninterest expense includes such items as FDIC insurance premiums, mortgage banking expenses, contributions, telephone expenses, postage costs, certain credit card program expenses and other miscellaneous expenses. The increases in other noninterest expense for the quarters and nine-month periods compared was attributable to several different components of this category.

INCOME TAX EXPENSE

     West Pointe recorded income tax expense of $287,600 for the third quarter of 2005 compared to $277,800 for the third quarter of 2004. For the first nine months of 2005, income tax expense totaled $845,300 compared to $739,000 for the same period of 2004. The increases in income tax expense for the 2005 periods compared to the 2004 periods primarily resulted from higher levels of income before income taxes. The effective income tax rates were 24.1% and 24.8% for the third quarters of 2005 and 2004, respectively. The effective income tax rate was 23.7% for the first nine months of 2005 compared to 23.1% for the same period of 2004. The differences between the effective income tax rates for the 2005 periods compared to the 2004 periods were primarily attributable to the levels of taxable income and to the changes in mix of taxable and non-taxable revenues.

FINANCIAL CONDITION

GENERAL

     Certain components of West Pointe's consolidated balance sheet at September 30, 2005 compared to December 31, 2004 are presented in summary form in Table 2. Total assets increased $22,077,204 to $466,098,328 compared to $444,021,124 at
December 31, 2004. The increase in total assets was primarily due to increases in the volume of loans and interest bearing due from bank balances, partially offset by a decrease in securities.

     TABLE 2 - Selected Comparative Balance Sheet Items

                                  September 30,   December 31,
                                      2005            2004
                                  -------------   ------------
Total assets                       $466,098,328   $444,021,124
Loans                               253,156,110    240,767,062
Securities                          145,192,019    154,389,611
Deposits                            387,415,097    375,244,420
Repurchase agreements                28,093,492     20,486,973
Federal Home Loan Bank advances              --        550,000
Subordinated debentures              10,310,000     10,310,000
Stockholders' equity                 35,853,832     33,517,619

LOANS

     Loans increased 5.1%, or $12,389,048, from year-end 2004 to September 30, 2005. The majority of this increase was derived from growth in the real estate construction segment of the portfolio, which increased $16,718,215 from year-end 2004 to September 30, 2005. The Company also experienced growth in the commercial, financial and agricultural and the 1-4 family residential real estate segments of the loan portfolio. The increases in the aforementioned segments of the loan portfolio were partially offset by decreases in the remaining segments of West Pointe's loan portfolio.

     Table 3 presents the composition of the loan portfolio by type of borrower and major loan category and the percentage of each to the total portfolio for the periods presented.

TABLE 3 - Loan Portfolio Composition

                                              September 30,             December 31,
                                                  2005                      2004
                                         ----------------------   -----------------------
                                            Amount      Percent      Amount       Percent
                                         ------------   -------   ------------   --------
Commercial borrowers:
---------------------
Commercial, financial and agricultural   $ 65,083,267     25.7%   $ 64,073,669     26.6%
Commercial real estate                     76,847,212     30.3      83,832,494     34.8
Real estate construction                   47,512,502     18.8      30,794,287     12.8
                                         ------------    -----    ------------    -----
   Total commercial                       189,442,981     74.8     178,700,450     74.2
                                         ------------    -----    ------------    -----

Consumer borrowers:
-------------------
1-4 family residential real estate         54,011,750     21.4      51,798,164     21.5
Other consumer loans                        9,701,379      3.8      10,268,448      4.3
                                         ------------    -----    ------------    -----
   Total consumer                          63,713,129     25.2      62,066,612     25.8
                                         ------------    -----    ------------    -----
   Loans, gross                          $253,156,110    100.0%   $240,767,062    100.0%
                                         ============    =====    ============    =====

LOANS HELD FOR SALE

     Loans held for sale increased $189,962 to $264,200 at September 30, 2005 compared to $74,238 at year-end 2004. At September 30, 2005, loans held for sale consisted solely of mortgage loans awaiting sale in the secondary market. All loans held for sale are carried at the lower of aggregate cost or fair value. During the second quarter of 2005, the Company's credit card portfolio was transferred from loans to loans held for sale. As previously described under "noninterest income", the sale of that portion of the Company's loans held for sale portfolio was completed in the third quarter of 2005.

SECURITIES

     Total securities decreased $9,197,592 to $145,192,019 at September 30, 2005 compared to $154,389,611 at year-end 2004. The security portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds not needed to fund loan demand. The security portfolio also supplies securities as required collateral for certain deposits and for repurchase agreements. The majority of this decrease resulted from principal payments received on the Company's mortgage-backed securities and from management's decision to sell certain securities, which resulted from favorable opportunities in the market place. Proceeds from the aforementioned principal payments and sales were primarily used to fund West Pointe's increased loan demand. Additional information regarding West Pointe's repurchase agreements is presented and discussed under "Borrowings."

     All of West Pointe's securities are classified as available for sale. Available for sale securities are recorded at fair value. Net unrealized losses on available for sale securities totaled $527,507 at September 30, 2005, compared to net unrealized gains of $217,643 at December 31, 2004. The change in net unrealized gains and losses from December 31, 2004 to September 30, 2005 was primarily attributable to a higher interest rate environment.

     Table 4 presents the composition of securities at their carrying values for the periods presented.

     TABLE 4 - Security Portfolio Composition

                                                   September 30,   December 31,
                                                        2005           2004
                                                   -------------   ------------
Available for sale securities:
U.S. government agencies                               6,940,289      3,970,000
Mortgage-backed securities                            92,907,241    108,897,319
Obligations of states and political subdivisions      45,344,489     41,522,292
                                                    ------------   ------------
   Total available for sale                         $145,192,019   $154,389,611
                                                    ============   ============

     Table 5 presents the composition of securities with unrealized losses at September 30, 2005, presented by length of time in an unrealized loss position.

     TABLE 5 - Composition of Securities with Unrealized Losses

                                Less than 12 Months         12 Months or More                  Total
                             ------------------------   -------------------------   --------------------------
                                 Fair      Unrealized       Fair       Unrealized       Fair        Unrealized
                                Value         Loss         Value          Loss          Value          Loss
                             -----------   ----------   -----------   -----------   ------------   -----------
U.S. government agencies     $ 1,241,012   $  (6,382)   $ 3,977,520   $   (22,657)  $  5,218,532   $   (29,039)
Mortgage-backed securities    38,895,855    (402,661)    47,735,130      (938,416)    86,630,985    (1,341,077)
Obligations of states and
   political subdivisions     12,622,939    (102,144)     5,296,239       (68,619)    17,919,178      (170,763)
                             -----------   ---------    -----------   -----------   ------------   -----------
Total temporarily impaired   $52,759,806   $(511,187)   $57,008,889   $(1,029,692)  $109,768,695   $(1,540,879)
                             ===========   =========    ===========   ===========   ============   ===========

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

     Total deposits increased $12,170,677 to $387,415,097 at September 30, 2005 from $375,244,420 at year-end 2004. The noninterest bearing demand deposit, savings and money market deposit and the time deposit components of the deposit portfolio increased $3,922,691, $31,667,743 and $3,981,817, respectively, from year-end 2004. The increases in these components of the deposit portfolio were partially offset by a decrease in the interest bearing demand component of the portfolio totaling $27,401,574. The increase in the noninterest bearing demand deposit component of the deposit portfolio was primarily attributable to normal fluctuations. The increase in savings and money market deposits and the decrease in interest bearing demand deposits were primarily attributable to the daily transfer of certain account balances to the savings category from the interest bearing demand deposit category. These transfers were made in connection with Company efforts, initiated in the second quarter of 2005, to reduce required reserve balances with the Federal Reserve Bank. The increase in the time deposit components of the deposit portfolio were attributable to normal fluctuations.

     Table 6 sets forth the composition of deposits and the percentage of each category to total deposits for the periods presented.

     TABLE 6 - Deposit Liability Composition

                                           September 30,            December 31,
                                               2005                     2004
                                      ----------------------   ----------------------
                                         Amount      Percent      Amount      Percent
                                      ------------   -------   ------------   -------
Noninterest bearing demand deposits   $ 49,128,977     12.7%   $ 45,206,286     12.0%
Interest bearing demand deposits        10,874,792      2.8      38,276,366     10.2
Savings and money market deposits      146,297,676     37.7     114,629,933     30.6
Time deposits $100,000 or more          68,131,472     17.6      68,142,051     18.2
Time deposits less than $100,000       112,982,180     29.2     108,989,784     29.0
                                      ------------    -----    ------------    -----
   Total deposits                     $387,415,097    100.0%   $375,244,420    100.0%
                                      ============    =====    ============    =====

BORROWINGS

     Total borrowings amounted to $38,403,492 at September 30, 2005 compared to $31,346,973 at year-end 2004. At September 30, 2005, borrowings consisted of repurchase agreements and subordinated debentures. At year-end 2004, borrowings consisted of repurchase agreements, an overnight Federal Home Loan Bank advance and subordinated debentures.

     At September 30, 2005, repurchase agreements increased $7,606,519 when compared to year-end 2004. These borrowings serve as an alternative funding source to deposits. The majority of the Company's repurchase agreements were in the form of cash management repurchase agreement accounts. The increase in balances in these cash management repurchase agreement accounts at September 30, 2005 compared to year-end 2004 totaled $7,026,028 and related to several customers. Such accounts involve the daily transfer of excess funds from noninterest bearing deposit accounts into interest bearing cash management repurchase agreement accounts. Cash management repurchase agreement accounts are marketed to commercial and individual deposit customers and are considered to be a stable source of funds. Repurchase agreements, other than cash management repurchase agreements, generally represent an alternative to short-term certificates of deposit.

     At December 31, 2004, the Bank had one $550,000 Federal Home Loan Bank overnight advance. This overnight advance served as a funding alternative to federal funds purchased.

     At September 30, 2005 and December 31, 2004, West Pointe had subordinated debentures totaling $10,310,000. On December 15, 2004, the Company completed a private placement to an institutional investor of $10,000,000 of floating rate trust preferred securities, through a newly formed unconsolidated Delaware trust affiliate, West Pointe Statutory Trust I (the "Trust"). The trust preferred securities mature in December 2034, are redeemable at the Company's option beginning in five years, and require quarterly distributions by the Trust to the holder of the trust preferred securities, initially at an interest rate of 4.70%, which resets quarterly at the three-month LIBOR rate plus 2.25%. As of September 30, 2005, this obligation reflected an interest rate of 6.12%.

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

          At September 30, 2005, nonperforming assets totaled $2,646,216 or .57% of total assets, compared to nonperforming assets at year-end 2004 of $5,292,309 or 1.19% of total assets. Nonperforming assets at September 30, 2005 included $1,537,757 relating to three parcels of foreclosed property. All foreclosed property is held for sale and is initially recorded on an individual property basis at estimated fair value less cost to sell. Subsequent to foreclosure, management evaluates the foreclosed properties and a valuation allowance is established if the estimated fair value declines. As of September 30, 2005, management does not anticipate any significant losses upon the disposition of the remaining foreclosed property. Nonperforming loans in the commercial real estate segment of the portfolio decreased $3,169,305 from December 31, 2004. The majority of this decrease is related to loans to two commercial borrowers. Management is in various stages of workout to remedy or liquidate these and other nonperforming loans. The remaining categories of nonperforming loans remained relatively stable at September 30, 2005 compared to December 31, 2004.

          Table 7 sets forth a summary of West Pointe's loan portfolio mix and nonperforming assets.

TABLE 7 - Loan Portfolio Mix and Nonperforming Assets

                                                September 30, 2005              December 31, 2004
                                          -----------------------------   -----------------------------
                                            Loans and                       Loans and
                                           Foreclosed    Non-performing    Foreclosed    Non-performing
                                            Property         Assets         Property         Assets
                                          ------------   --------------   ------------   --------------
Commercial borrowers:
Commercial, financial and agricultural    $ 65,083,267     $  339,045     $ 64,073,669     $   38,631
Commercial real estate                      76,847,212        370,939       83,832,494      3,540,244
Real estate construction                    47,512,502             --       30,794,287             --
                                          ------------     ----------     ------------     ----------
   Total commercial                        189,442,981        709,984      178,700,450      3,578,875

Consumer borrowers:
1-4 family residential real estate          54,011,750        285,271       51,798,164        556,802
Other consumer loans                         9,701,379        113,204       10,268,448        245,232
                                          ------------     ----------     ------------     ----------
   Total consumer                           63,713,129        398,475       62,066,612        802,034
                                          ------------     ----------     ------------     ----------
   Total loans                             253,156,110      1,108,459      240,767,062      4,380,909
Foreclosed property                          1,537,757      1,537,757          911,400        911,400
                                          ------------     ----------     ------------     ----------
   Total                                  $254,693,867     $2,646,216     $241,678,462     $5,292,309
                                          ============     ==========     ============     ==========

Nonaccrual loans                                           $1,026,644                      $3,842,710
Accruing loans past due 90 days or more                        81,815                         538,199
                                                           ----------                      ----------
   Total nonperforming loans                                1,108,459                       4,380,909
Foreclosed property                                         1,537,757                         911,400
                                                           ----------                      ----------
   Total nonperforming assets                              $2,646,216                      $5,292,309
                                                           ==========                      ==========
Nonperforming loans to total loans                                .44%                           1.82%
Nonperforming assets to total loans
   and foreclosed property                                       1.04%                           2.19%
Nonperforming assets to total assets                              .57%                           1.19%

          Net charge-offs for the third quarter of 2005 totaled $379,348 compared to $68,080 for the third quarter of 2004. During the first nine months of 2005, net charge-offs totaled $491,251 compared to $402,865 for the first nine months of 2004. Net charge-offs recorded during the third quarter of 2005 and first nine months of 2005 in the commercial real estate segment of the loan portfolio primarily related to one loan to a commercial borrower. Net charge-offs recorded during the first nine months of 2004 in the residential real estate segment of the loan portfolio primarily related to several loans to one borrower. Charge-offs and recoveries recorded during the quarters and nine-month periods compared in all other segments of the loan portfolio were not significant.

          West Pointe's allowance for loan losses at September 30, 2005 decreased to $2,203,652 from $2,952,274 at September 30, 2004 and $2,692,903 at December 31, 2004. The decrease in the allowance for loan losses resulted from net charge-offs, a modest provision for loan losses recorded during the first nine months of 2005 and a significant reduction in nonperforming loans. At September 30, 2005, the allowance for loan losses represented 198.80% of nonperforming loans compared to 55.39% at September 30, 2004 and 61.47% at December 31, 2004. Increased levels of nonperforming loans were the primary factors resulting in the lower ratios of the allowance for loan losses to nonperforming loans at September 30, 2004 and December 31, 2004. The ratio of the allowance for loan losses to total loans was .87% at September 30, 2005 compared to 1.25% at September 30, 2004 and 1.12% at December 31, 2004. The decrease in the ratio of the allowance for loan losses to total loans at September 30, 2005 compared to September 30, 2004 and December 31, 2004 was primarily due to a charge-off of one loan to a commercial borrower that was specifically reserved for. Management believes that the allowance for loan losses at September 30, 2005 was adequate to absorb probable losses in the loan portfolio. However, past loan loss experience as it relates to current portfolio mix, evaluation of potential losses in the portfolio, subsequent changes in economic conditions and other factors may require changes in the levels of the allowance for loan losses.

          Table 8 presents information pertaining to the activity in and an analysis of West Pointe's allowance for loan losses for the periods presented.

TABLE 8 - Allowance For Loan Losses

                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                              -----------------------   -----------------------
                                                 2005         2004         2005         2004
                                              ----------   ----------   ----------   ----------
Balance at beginning of period                $2,583,000   $2,960,354   $2,692,903   $2,697,139
Loans charged off:
   Commercial, financial and agricultural          9,664       69,642       28,662       84,744
   Real estate:
      Commercial                                 351,328      100,000      354,095      100,924
      Residential                                 14,546       20,758       46,601      377,079
                                              ----------   ----------   ----------   ----------
         Total real estate                       365,874      120,758      400,696      478,003
      Consumer                                    23,333       48,737      114,422       80,114
                                              ----------   ----------   ----------   ----------
         Total charge-offs                       398,871      239,137      543,780      642,861
                                              ----------   ----------   ----------   ----------
Recoveries of loans previously charged off:
   Commercial, financial and agricultural         14,273      138,212       36,028      142,242
   Real estate:
      Commercial                                      --       23,874           --       23,874
      Residential                                    900        2,882          900       66,698
                                              ----------   ----------   ----------   ----------
         Total real estate                           900       26,756          900       90,572
      Consumer                                     4,350        6,089       15,601        7,182
                                              ----------   ----------   ----------   ----------
         Total recoveries                         19,523      171,057       52,529      239,996
                                              ----------   ----------   ----------   ----------
Net charge-offs                                  379,348       68,080      491,251      402,865
Provision for loan losses                             --       60,000        2,000      658,000
                                              ----------   ----------   ----------   ----------
Balance at end of period                      $2,203,652   $2,952,274   $2,203,652   $2,952,274
                                              ==========   ==========   ==========   ==========

Net charge-offs (annualized) as a
   percent of average total loans                    .59%         .12%         .26%         .24%
Allowance for loan losses to total loans             .87%        1.25%         .87%        1.25%
Allowance for loan losses to
   nonperforming loans                            198.80%       55.39%      198.80%       55.39%

CAPITAL RESOURCES

CAPITAL RESOURCES

     Total stockholders' equity increased $2,336,213 from $33,517,619 at December 31, 2004 to $35,853,832 at September 30, 2005. Net income for the nine-month period ended September 30, 2005 was $2,724,564. The decrease to total stockholders' equity resulting from the change in other comprehensive income
(loss) was offset by net income recorded during the nine-month period. At September 30, 2005, West Pointe recorded an accumulated other comprehensive loss of $327,054 compared to accumulated other comprehensive income of $134,939 at

December 31, 2004. The change in accumulated other comprehensive income (loss) is comprised of the unrealized gain or loss on available for sale securities.

     Financial institutions are required to maintain ratios of capital to assets in accordance with guidelines promulgated by the federal banking regulators. The guidelines are commonly known as "Risk-Based Guidelines" as they define the capital level requirements of a financial institution based upon the level of credit risk associated with holding various categories of assets. The Risk-Based Guidelines require minimum ratios of Tier 1 and Total Capital to risk-weighted assets of 4% and 8%, respectively. At September 30, 2005, West Pointe's Tier 1 and Total Capital ratios were 15.91% and 16.67%, respectively. In addition to the Risk-Based Guidelines, the federal banking agencies have established a minimum leverage ratio guideline for financial institutions (the "Leverage Ratio Guideline"). The Leverage Ratio Guideline provides for a minimum ratio of Tier 1 capital to average assets of 4%. West Pointe's leverage ratio at September 30, 2005, was 10.18%. Accordingly, West Pointe has satisfied these regulatory guidelines.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued Statement No. 123(R), "Share-Based Payment". This statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". This statement requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. Initially, the statement was scheduled to apply to awards granted or modified after the first quarter or year beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for the statement. The new rule allows companies to implement the statement at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, West Pointe will implement the statement on January 1, 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. As a result of the amendment to the statement, there will be no additional compensation expense recorded in the financial statements of the Company during 2005. Existing options, including the options granted in January 2005, that will vest after the adoption date are expected to result in additional compensation expense of approximately $182,700 in 2006.

CRITICAL ACCOUNTING POLICIES

     There have been no significant changes in the Company's critical accounting policies from those disclosed as of December 31, 2004.

CONTRACTUAL OBLIGATIONS

     The Company enters into certain contractual obligations in the ordinary course of operations. The required payments under these contracts represent future cash requirements of the Company. The Company's significant fixed and determinable contractual obligations, as of September 30, 2005, are set forth in the following table:

                                                                    Payments Due
                                        --------------------------------------------------------------------
                                                        After One    After Three
                                                           Year         Years
                                          One Year       Through       Through        After
                                           Or Less     Three Years    Five Years   Five Years       Total
                                        ------------   -----------   -----------   ----------   ------------
Time certificates of deposit            $132,097,735   $40,720,144    $8,295,773   $       --   $181,113,652
Operating leases                              47,520        55,440            --           --        102,960
                                        ------------   -----------    ----------   ----------   ------------
   Total contractual cash obligations   $132,145,255   $40,775,584    $8,295,773   $       --   $181,216,612
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

     The Company does not have any plans or programs to repurchase shares of its common stock, nor has the Company made any repurchases of its securities during the third quarter of 2005.

                                   Issuer Purchases of Equity Securities
                 ------------------------------------------------------------------------
                                                   Total Number of      Maximum Number of
                                                 Shares Purchased as     Shares that May
                 Total Number                      Part of Publicly     Yet Be Purchased
                   of Shares     Average Price    Announced Plans or   Under the Plans or
    Period         Purchased    Paid per Share         Programs             Programs
--------------   ------------   --------------   -------------------   ------------------
July 2005             --               --                  --                   --
August 2005           --               --                  --                   --
September 2005        --               --                  --                   --
                     ---              ---                ----                  ---
   Total              --               --                  --                   --
                     ===              ===                ====                  ===

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

                                        WEST POINTE BANCORP, INC.
                                               (Registrant)


DATE: November 14, 2005                 By: /s/ Terry W. Schaefer
                                            ------------------------------------
                                            Terry W. Schaefer
                                            President and Chief
                                            Executive Officer
                                            (on behalf of the Registrant)


DATE: November 14, 2005                 By: /s/ Bruce A. Bone
                                            ------------------------------------
                                            Bruce A. Bone
                                            Executive Vice President and
                                            Chief Financial Officer
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