Form 10-K
period 2005-12-31
WEST POINTE BANCORP INC
filed 2006-03-29
CIK 1040589

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

Commission file number 030505

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

Registrant's Telephone Number, Including Area Code (618) 234-5700

        Securities to be registered pursuant to Section 12(b) of the Act:
                                      None

        Securities to be registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $1.00 per share
                                (Title of Class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

 Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     There is no non-voting common equity. There is no active trading market in the registrant's common equity. Based on information available to West Pointe regarding sales of the company's common stock, the aggregate market value of the common stock held by nonaffiliates, as of June 30, 2005, was $35,944,261, which is the last business day of the registrant's most recently completed second fiscal quarter. For this purpose, all shares held by directors, executive officers and shareholders beneficially holding five percent or more of the company's common stock have been treated as held by affiliates.

     As of March 1, 2006, there were 1,043,763 shares issued, of which 1,026,013 shares were outstanding, of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2005 (the "2005 Annual Report") are incorporated by reference in Parts II and III.

     Portions of the registrant's Proxy Statement for its April 19, 2006 Annual Meeting of Shareholders (the "2006 Proxy Statement") are incorporated by reference in Part III.

FORWARD LOOKING STATEMENTS

     This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of West Pointe. These forward-looking statements are based on assumptions and describe future plans, strategies, projections and expectations of West Pointe and are generally identified by the use of the terms "believe", "expect", "intend", "anticipate", "estimate", "project", or similar words. West Pointe's ability to predict results or the actual effect of future plans or strategies is uncertain. These forward-looking statements are subject to risks, uncertainties and assumptions which include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, the consequences of continued bank acquisitions and mergers in our market area, demand for financial services in West Pointe's market areas and changes in accounting principles and guidelines. Additionally, the policies of the State of Illinois Department of Financial and Professional Regulation, the Federal Deposit Insurance Corporation, the Financial Accounting Standards Board, the Public Company Accounting Oversight Board and the Securities and Exchange Commission (the "SEC") could cause actual results to differ from those currently anticipated. All of these uncertainties, as well as others, are present in a banking operation and stockholders are cautioned that management's view of the future on which it prices its products, evaluates collateral, sets loan reserves and estimates costs of operation and regulation may prove to be other than as anticipated. West Pointe assumes no obligation to update any forward-looking statements that are made from time to time, whether as a result of new information, future events or otherwise. In light of the risks, uncertainties and assumptions, the events discussed in this report might not occur.

                                TABLE OF CONTENTS

PART I....................................................................     4
   Item 1.  Business......................................................     4
   Item 1A. Risk Factors..................................................    11
   Item 1B. Unresolved Staff Comments.....................................    13
   Item 2.  Properties....................................................    13

   Item 3.  Legal Proceedings.............................................    13
   Item 4.  Submission of Matters to a Vote of Security Holders...........    14

PART II...................................................................    14
   Item 5.  Market for Registrant's Common Equity, Related Stockholder
               Matters and Issuer Purchases of Equity Securities..........    14
   Item 6.  Selected Financial Data.......................................    14
   Item 7.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................    14
   Item 7A. Quantitative and Qualitative Disclosures About Market Risk....    14
   Item 8.  Financial Statements and Supplementary Data...................    15
   Item 9.  Changes in and Disagreements With Accountants on Accounting
               and Financial Disclosure...................................    15
   Item 9A. Controls and Procedures.......................................    15
   Item 9B. Other Information.............................................    16

PART III..................................................................    16
   Item 10. Directors and Executive Officers of the Registrant............    16
   Item 11. Executive Compensation........................................    17
   Item 12. Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters.................    17
   Item 13. Certain Relationships and Related Transactions................    18
   Item 14. Principal Accountant Fees and Services........................    18

PART IV...................................................................    18
   Item 15. Exhibits and Financial Statement Schedules....................    18

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

     At the present time, except as mentioned below, West Pointe has no material assets, liabilities or operations other than those of the Bank, does not own or lease any property and has no paid employees. We utilize the premises and services of the employees of the Bank. As described in our financial statements, West Pointe had a revolving $5 million line of credit with an unaffiliated bank which matured on January 7, 2006. As of December 31, 2005, there was no advance on this line of credit. The principal executive offices of West Pointe are located at 5701 West Main Street, Belleville, Illinois 62226.

Bank Products and Services

     The Bank was established in 1990 under the Illinois Banking Act, and operates in the financial services segment. Since its establishment, it has conducted a general banking business embracing the customary functions of commercial banking, including residential real estate, commercial, industrial and consumer lending, collections, safe deposit operations, and other services tailored to individual customer needs. On April 8, 1997, the Bank became a wholly-owned subsidiary of the Company pursuant to the Plan of Reorganization and Exchange dated as of February 12, 1997. In March of 1997, West Pointe launched its website at www.westpointebank.com, providing customers with full-service Internet banking and bill payment capabilities. At December 31, 2005, the Company had total assets of $477,391,032, total deposits of $401,996,154 and total loans (net of allowance for loan losses of $2,002,059) of $253,697,470. For information relating to our results of operations and other financial data see our Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

Market Area

     The Company's primary geographic market areas consist of St. Clair, Monroe and Madison counties in Illinois and St. Louis City and St. Louis County in Missouri. Our five branch locations in East and West Belleville, Columbia, Dupo and Swansea, Illinois and 27 ATMs serve to meet the convenience and financial needs of our customers. The Company believes that the area is experiencing growth in both the commercial and residential populations serviced by the Company. Our strategy is to operate as an independent, retail oriented financial institution dedicated to serving the needs of customers in our market areas. Our commitment is to provide a broad range of personalized products and services to meet the needs of our customers.

Lending Activities

     The Bank makes and services both secured and unsecured loans to individuals, firms and corporations. The Bank's loan portfolio is composed of loans in the following categories: commercial, financial and agricultural; commercial real estate; real estate construction; consumer residential real estate; and other consumer loans. The percent of loans for the various areas of business of the Bank as of December 31, 2005, based on principal amount, were 25.7% commercial, 20.2% residential real estate, 50.5% commercial and other real estate, 1.9% automobile and 1.7% other consumer loans. As of December 31, 2005, the Bank had approximately 3,955 loans outstanding in the aggregate amount of $255,699,529.

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

     As of December 31, 2005, and effective January 30, 2006, the statutory legal lending limit amount for the Bank to loan to one customer was $9,441,015.

Deposit Activities

     The Bank offers similar types of deposit accounts to those offered by other financial institutions. The categories of deposit accounts within the Bank's portfolio include non-interest bearing demand deposits, interest bearing demand deposits, savings and money market deposits, time deposits of $100,000 and more, and time deposits of less than $100,000. On December 31, 2005, the Bank had approximately 26,442 deposit accounts representing $401,996,154 in deposits.

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

     The Bank classifies investment securities as available for sale or held to maturity. Available for sale investment securities are held with the option of their disposal in the foreseeable future to meet investment objectives or for other operational needs. Held to maturity investment securities generally provide a relatively stable source of income. As of December 31, 2005, the Bank had no investment securities classified as held to maturity.

     Available for sale investment securities are recorded at fair value. As of December 31, 2005, all of the investment securities held in the Bank's investment portfolio are classified as available for sale. At December 31, 2005, the Bank's available for sale portion of the investment securities portfolio reflected a fair value of $167,905,905 and an amortized cost of $170,156,176. The U.S. government agencies portion of the available for sale portfolio is comprised of restricted securities issued by the Federal Home Loan Bank. Available for sale mortgage-backed securities are comprised of securities issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Government National Mortgage Association. Over 74% of the obligations of states and political subdivisions portion of the available for sale portfolio is rated by either Moody's Rating Service or Standard and Poor's Rating Service as "AAA."

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

     In addition to its regulatory powers, the Federal Reserve impacts the conditions under which we operate by its influence over the national supply of bank credit. The Federal Reserve Board employs open market operations in U.S. Government securities, changes in the discount rate on bank borrowings, changes in the federal funds rate on overnight inter-bank borrowings, and changes in reserve requirements on bank deposits in implementing its monetary policy objectives. These instruments are used in varying combinations to influence the overall level of the interest rates charged on loans and paid for deposits, the price of the dollar in foreign exchange markets and the level of inflation. The monetary policies of the Federal Reserve have had a significant effect on the operating results of financial institutions in the past, most notably the low interest rate environment in 2003 and the first six months of 2004 and the subsequent rising rate environment during the last six months of 2004 and throughout 2005. In view of changing conditions in the national economy and in the money markets, as well as the effect of credit policies of monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels or loan demand, or their effect on our financial performance.

     Under Federal Reserve policy, we are expected to act as a source of financial strength to our bank subsidiary and to commit resources to support our bank subsidiary in circumstances when it might not otherwise do so. The Federal Reserve Board may prohibit the payment of dividends by bank holding companies if their actions constitute unsafe or unsound practices. The payment of dividends by the Bank also may be affected by factors such as the maintenance of adequate capital. At December 31, 2005, the Bank was "well-capitalized" under regulatory capital adequacy standards.

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

Employees

     As of December 31, 2005, the Bank employed 111 full-time employees and 14 part-time employees. The Company does not have any employees and, as needed, utilizes the services of the employees retained by the Bank. No collective bargaining unit represents the employees. The Company and the Bank consider relations with their employees to be good.

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

ITEM 1A. RISK FACTORS.

Competition With Other Financial Institutions and Consolidation Within the Banking Industry Could Adversely Affect Our Profitability.

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

     In recent years, our and other market areas have experienced consolidation of the banking industry as locally-based institutions have been acquired by large regional and nationally-based financial institutions. We may be subject to being acquired by competing banks and we may lose customers with little or no notice as a result.

A Loss of Our Senior Executives Could Adversely Affect Us.

     We depend heavily on a few key executive officers. Many of our customers bank with us because they have developed confidence in our senior executives over many years. If we lost these individuals, a substantial loss of business could occur.

Unpredictable Economic Conditions May Have an Adverse Effect on the Quality of Our Loan Portfolio and Our Financial Performance.

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

We Could Suffer Loan Losses From a Decline in Credit Quality.

     We could sustain losses if borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans.

Government Regulation Significantly Affects Our Business.

     The banking industry is extensively regulated. Banking regulations are intended primarily to protect depositors and the federal deposit insurance funds, not shareholders. West Pointe and the Bank are subject to regulations and supervision by both Illinois state and federal banking regulatory agencies. Regulatory requirements affect our lending practices, capital level, investment practices, dividend policy and growth. Our failure to meet minimum capital requirements could result in actions by our regulators that could adversely affect our ability to pay dividends or otherwise adversely affect our operations.

Absence of a Public Market for Our Common Stock.

     There is no established public market for our common stock, and an active trading market is not expected to develop. Holders of our common stock may have difficulty reselling their shares.

Changes in Interest Rates May Decrease our Net Interest Income and Adversely Affect our Profitability.

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

     During 2003 and the early part of 2004, interest rates were at historically low levels. However, since June 2004, the U.S. Federal Reserve has increased its target for the federal funds rate from 1.00% to 4.25%. While these short-term market interest rates (which are used as a guide to price our deposits) have increased, longer-term market interest rates (which are used as a guide to price our longer-term loans) have not. This recent "flattening" of the market yield curve has had a negative impact on our interest rate spread and net interest margin to date, and if short-term interest rates continue to rise, and if rates on the Bank's deposits and borrowings continue to reprice upwards faster than the rates on our long-term loans and investments, we would experience further compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

     The Company and the Bank both operate out of the Bank's headquarters office, four branch offices and two office space locations, all of which are owned with the exception of one branch office. The following is a brief description of the properties owned and leased by the Company:

      Location             Size        Description     Owned/Leased
      --------         -----------   ---------------   ------------
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

(2) West Pointe acquired this property in the fourth quarter of 2004 and intended to use it for various administrative functions. This property was sold in March 2006.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of 2005, the Company did not submit any matters to the vote of security holders through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

     Information regarding executive officers is contained in Item 10 of Part III of this report and is hereby incorporated by reference.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     The section of our 2005 Annual Report entitled "Common Stock and Related Matters" is hereby incorporated by reference.

     For information regarding securities issued under our equity compensation plans, see "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

     We did not sell any unregistered equity securities during 2005. We did not repurchase any equity securities during 2005.

ITEM 6. SELECTED FINANCIAL DATA.

     The section of our 2005 Annual Report entitled "Selected Consolidated Financial Information" is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The section of our 2005 Annual Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" is hereby incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The section of our 2005 Annual Report entitled "Capital Resources and Asset/Liability Management" of the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The sections of our 2005 Annual Report entitled "Quarterly Financial Information (unaudited)," "Report of Independent Registered Public Accounting Firm", "West Pointe Bancorp, Inc. and Subsidiary Consolidated Balance Sheets," "West Pointe Bancorp, Inc. and Subsidiary Consolidated Statements of Income," "West Pointe Bancorp, Inc. and Subsidiary Consolidated Statements of Comprehensive Income," "West Pointe Bancorp, Inc. and Subsidiary Consolidated Statements of Stockholders' Equity," "West Pointe Bancorp, Inc. and Subsidiary Consolidated Statements of Cash Flows," and "West Pointe Bancorp, Inc. and Subsidiary Notes to Consolidated Financial Statements" are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, the Company's principal executive officer and principal financial officer carried out an evaluation, with the participation of the Company's other management, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon this evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. It should be noted that the design of the Company's internal controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

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

     The Company will be required by the Sarbanes-Oxley Act of 2002 to include an assessment of its internal control over financial reporting and attestation from an independent registered public accounting firm in its Annual Report on Form 10-K beginning with its filing for the first fiscal year ending after July 15, 2007.

ITEM 9B. OTHER INFORMATION.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding directors and executive officers appearing under "Information About West Pointe's Board of Directors" on pages 3-5, the section entitled "Compensation of Directors" on page 7, and "Certain Other Information Regarding Management--Section 16(a) Beneficial Ownership Reporting Compliance" on page 25 of the 2006 Proxy Statement is hereby incorporated by reference. The following information with respect to the executive officers of the Company on February 28, 2006 is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K.

     Bruce A. Bone, 51, has served as Chief Financial Officer of the Company since 1999 and Executive Vice President and Chief Financial Officer since January 2001.

     Anthony T. Holdener, Jr., 56, has served as Senior Vice President of the Bank since April 2004 and Senior Vice President and Senior Lending Officer since September 2004. Prior to joining the Company, Mr. Holdener was employed by Union Planters Bank and its predecessors, from 1968 until March 2004.

     Albert A. Miller, 66, has served as the Senior Vice President of Operations of the Bank since 1998.

     Bonnie M. Hettenhausen, 61, has served as Senior Vice President of the Bank since 2004. Prior to 2004, Ms. Hettenhausen served as a First Vice President and Vice President with the Bank since 1992.

     The section entitled "Audit Committee" of the section "Board Meetings and Committees" included in our 2006 Proxy Statement is hereby incorporated by reference.

     In the past fiscal year, there have not been any material changes, including the adoption of any written statement, to the procedures by which shareholders may recommend nominees to the registrant's board of directors. The section of the 2006 Proxy Statement entitled "Board Meetings and Committees" (excluding the sections within "Board Meetings and Committees" of the 2006 Proxy Statement entitled "Executive Committee" and "Audit Committee") is hereby incorporated by reference.

     We have a Code of Ethics that applies to our Chief Executive and Chief Financial Officers. The Code of Ethics is available at our website, www.westpointebank.com.

ITEM 11. EXECUTIVE COMPENSATION.

     The sections of the 2006 Proxy Statement entitled "Compensation of Directors", "Executive Compensation" (excluding the section within "Executive Compensation" of the 2006 Proxy Statement entitled "Report of the Compensation Committee on Executive Compensation"), and "Compensation Committee Interlocks and Insider Participation" within the section entitled "Certain Other Information Regarding Management" are hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The section of the 2006 Proxy Statement entitled "Stock Ownership of Management and Certain Beneficial Owners" is hereby incorporated by reference.

                      Equity Compensation Plan Information

     The following table sets forth aggregate information regarding the West Pointe Bancorp, Inc. 1998 Stock Option Plan, the Company's only equity compensation plan, as of December 31, 2005:

                                                             (B)             (C) NUMBER OF SECURITIES
                                                       WEIGHTED-AVERAGE   REMAINING AVAILABLE FOR FUTURE
                          (A) NUMBER OF SECURITIES    EXERCISE PRICE OF        ISSUANCE UNDER EQUITY
                         TO BE ISSUED UPON EXERCISE      OUTSTANDING       COMPENSATION PLANS (EXCLUDING
                           OF OUTSTANDING OPTIONS,    OPTIONS, WARRANTS       SECURITIES REFLECTED IN
PLAN CATEGORY                WARRANTS AND RIGHTS          AND RIGHTS                COLUMN (A))
-------------            --------------------------   -----------------   ------------------------------
Equity compensation                214,000                  $31.35                    36,000
   plans approved by
   security holders
Equity compensation
   plans not approved
   by security holders                  --                      --                        --
                                   =======                  ======                    ======
TOTAL                              214,000                  $31.35                    36,000

     Information regarding the West Pointe Bancorp, Inc. 1998 Stock Option Plan set forth in Notes 1-3 under "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" and Notes 1-3 under "Option Grants in Last Fiscal Year" of the section "Executive Compensation" included in our 2006 Proxy Statement and in the section of 2005 Annual Report entitled "West Pointe Bancorp, Inc. and Subsidiary Notes to Consolidated Financial Statements--Note
14. Stock Option Plan" is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The section of the 2006 Proxy Statement entitled "Transactions and Relationships; Indebtedness of Management" of the section "Certain Other Information Regarding Management" is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The section of the 2006 Proxy Statement entitled "Fees Paid to Crowe Chizek" is hereby incorporated by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

     The following information appearing in the Company's 2005 Annual Report is hereby incorporated by reference as Exhibit 13.1 to this Annual Report on Form 10-K.

                                                              Annual Report Page
                                                              ------------------
Report of Independent Registered Public Accounting Firm                33

West Pointe Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets as of December 31, 2005 and 2004           34

West Pointe Bancorp, Inc. and Subsidiary
Consolidated Statements of Income for the years ended
December 31, 2005, 2004 and 2003                                       35

West Pointe Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income for the
years ended December 31, 2005, 2004 and 2003                           36

West Pointe Bancorp, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity for the
years ended December 31, 2005, 2004 and 2003                           37

West Pointe Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows for the
years ended December 31, 2005, 2004 and 2003                           38

Notes to Consolidated Financial Statements                           39-59

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

                                        West Pointe Bancorp, Inc.


Date: March 29, 2006                    By /s/ Terry W. Schaefer
                                           -------------------------------------
                                           Terry W. Schaefer
                                           President, Chief Executive Officer,
                                           and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 29, 2006                    By /s/ Harry E. Cruncleton
                                           -------------------------------------
                                           Harry E. Cruncleton
                                           Chairman of the Board and Director


Date: March 29, 2006                    By /s/ Terry W. Schaefer
                                           -------------------------------------
                                           Terry W. Schaefer
                                           President, Chief Executive Officer,
                                           and Director


Date: March 29, 2006                    By /s/ Bruce A. Bone
                                           -----------------------------------
                                           Bruce A. Bone
                                           Executive Vice President and Chief
                                           Financial Officer (Principal
                                           Accounting Officer and Principal
                                           Financial Officer)


Date: March 29, 2006                    By /s/ William C. Allison
                                           -------------------------------------
                                           William C. Allison
                                           Director


Date: March 29, 2006                    By /s/ David G. Embry
                                           -------------------------------------
                                           David G. Embry
                                           Director


Date: March 29, 2006                    By /s/ Jack B. Haydon
                                           -------------------------------------
                                           Jack B. Haydon
                                           Director

Date: March 29, 2006                    By /s/ Charles G. Kurrus, III
                                           -------------------------------------
                                           Charles G. Kurrus, III
                                           Director


Date: March 29, 2006                    By /s/ Edward J. Szewczyk
                                           -------------------------------------
                                           Edward J. Szewczyk
                                           Director


Date: March 29, 2006                    By /s/ Wayne W. Weeke
                                           -------------------------------------
                                           Wayne W. Weeke
                                           Director

                                  EXHIBIT INDEX

Exhibit
 Number   Document
-------   --------
3.1       Articles of Incorporation(1)

3.2       Amendment to Articles of Incorporation(2)

3.2       Bylaws of West Pointe Bancorp, Inc.(1)

4.1       Junior Subordinated Indenture dated December 15, 2004(3)

4.2       Guarantee Agreement with Wilmington Trust Company dated December 15,
          2004(3)

4.3       Amended and Restated Declaration of Trust dated December 15, 2004(3)

10.1      West Pointe Bancorp, Inc. 1998 Stock Option Plan(1)

10.2      Split Dollar Agreement with Harry E. Cruncleton(1)*

10.3      Employment Agreement with Harry E. Cruncleton(1)*

10.4      Director's Deferred Compensation Plan(1)

10.5      Salary Continuation Agreement with Terry W. Schaefer(4)*

10.6      Split Dollar Insurance Agreement with Terry W. Schaefer(4)*

10.7      Salary Continuation Agreement with Glennon A. Albers(5)*

10.8      Salary Continuation Agreement with Bruce A. Bone(5)*

10.9      Salary Continuation Agreement with Robert G. Cady(5)*

10.10     Salary Continuation Agreement with Bonnie M. Hettenhausen(5)*

10.11     Salary Continuation Agreement with Dale A. Hoepfinger(5)*

10.12     Salary Continuation Agreement with William M. Metzger(5)*

10.13     Salary Continuation Agreement with Albert A. Miller(5)*

10.14     Amendment to Salary Continuation Agreement with Terry W. Schaefer(6)*

10.15     Amendment to Split Dollar Insurance Agreement with Terry W.
          Schaefer(6)*

10.16     Amendment to Salary Continuation Agreement with Glennon A. Albers(6)*

10.17     Amendment to Salary Continuation Agreement with Bruce A. Bone(6)*

10.18     Amendment to Salary Continuation Agreement with Robert G. Cady(6)*

10.19     Amendment to Salary Continuation Agreement with Bonnie M.
          Hettenhausen(6)*

10.20     Amendment to Salary Continuation Agreement with Dale A. Hoepfinger(6)*

10.21     Amendment to Salary Continuation Agreement with William M. Metzger(6)*

10.22     Amendment to Salary Continuation Agreement with Albert A. Miller(6)*

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

10.26     Split Dollar Agreement with Glennon A. Albers(7)*

10.27     Split Dollar Agreement with Bruce A. Bone(7)*

10.28     Split Dollar Agreement with Robert G. Cady(7)*

10.29     Split Dollar Agreement with Bonnie M. Hettenhausen(7)*

10.30     Split Dollar Agreement with Dale A. Hoepfinger(7)*

10.31     Split Dollar Agreement with Albert A. Miller(7)*

10.32     Split Dollar Agreement with Melvin M. Embrich(7)*

10.33 First Amendment to Director's Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form
          8-K filed January 1, 2006*

10.34 Salary Continuation Agreement with Ramona Lupe Gebauer, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form
          8-K filed January 1, 2006*

10.35 Supplemental Life Insurance Agreement with Ramona Lupe Gebauer, incorporated by reference to Exhibit 10.3 to the Company's Current
          Report on Form 8-K filed January 1, 2006*

10.36 Salary Continuation Agreement with Kory A. Kunze, incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed January 1, 2006*

10.37 Supplemental Life Insurance Agreement with Kory A. Kunze, incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form
          8-K filed January 1, 2006*

10.38 Supplemental Life Insurance Agreement with Sharon L. Cleveland, incorporated by reference to Exhibit 10.6 to the Company's Current
          Report on Form 8-K filed January 1, 2006*

10.39     Amended and Restated Employment, Consulting and Non-Compete

          Agreement with Harry E. Cruncleton, incorporated by reference to
          Exhibit 10.1 to the Company's Current Report on Form 8-K filed March
          24, 2006*

10.40     Amendment and Restatement of Split Dollar Agreement with Harry E.
          Cruncleton, incorporated by reference to Exhibit 10.2 to the Company's
          Current Report on Form 8-K filed March 24, 2006*

13.1      Annual Report to Shareholders for Fiscal Year ended December 31, 2004

21.1      Subsidiary of the Registrant(1)

23.1      Consent of Crowe Chizek and Company LLC

31.1      Rule 13a-14(a) Certification of Chief Executive Officer

31.2      Rule 13a-14(a) Certification of Chief Financial Officer

32.1      Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
          1350

32.2      Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
          1350

(1) Incorporated by reference to the Company's Registration Statement on Form 10 (file no. 000-30505) at the corresponding exhibit; incorporated by reference in accordance with Item 601 of Regulation S-K.

(2) Incorporated by reference to the Company's Registration Statement on Form S-3 (file no. 333-68800) at Exhibit 4.2; incorporated by reference in accordance with Item 601 of Regulation S-K.

(3) Incorporated by reference to the Company's Current Report on Form 8-K dated December 20, 2004 at the corresponding exhibit; incorporated by reference in accordance with Item 601 of Regulation S-K.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2000 at the corresponding exhibit; incorporated by reference in accordance with Item 601 of Regulation S-K.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2002 at the corresponding exhibit; incorporated by reference in accordance with Item 601of Regulation S-K.

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2003 at the corresponding exhibit; incorporated by reference in accordance with Item 601of Regulation S-K.

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2004 at the corresponding exhibit; incorporated by reference in accordance with Item 601of Regulation S-K.

*    Management contracts or compensation plans or arrangements.