Form 10-Q
period 2006-03-31
WEST POINTE BANCORP INC
filed 2006-05-15
CIK 1040589

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

   Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 [ ] Yes [X] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class                       Outstanding at May 10, 2006
-----                       ---------------------------
Common stock $1 par value            1,029,808

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
      Consolidated Balance Sheets                                             3
      Consolidated Statements of Income                                       4
      Consolidated Statements of Comprehensive Income                         5
      Consolidated Statements of Cash Flows                                   6
      Notes to Consolidated Financial Statements                              7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                              10

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       21

   ITEM 4.  CONTROLS AND PROCEDURES                                          22

PART II - OTHER INFORMATION

   ITEM 1   LEGAL PROCEEDINGS                                                22

   ITEM 1A. RISK FACTORS                                                     22

   ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS      23

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                  23

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              23

   ITEM 5.  OTHER INFORMATION                                                23

   ITEM 6.  EXHIBITS                                                         23

SIGNATURE PAGE                                                               24

EXHIBIT INDEX                                                                25

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WEST POINTE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

                                                                 (UNAUDITED)
                                                                  MARCH 31,    DECEMBER 31,
                                                                    2006           2005
                                                                ------------   ------------
Assets
   Cash and due from banks                                      $ 10,523,867   $ 11,599,219
   Interest bearing due from banks                                   109,349      1,631,828
                                                                ------------   ------------
         Cash and cash equivalents                                10,633,216     13,231,047
   Available for sale securities                                 156,520,537    167,905,905
   Loans held for sale                                               800,300        333,000
   Loans                                                         257,464,114    255,699,529
   Allowance for loan losses                                      (1,934,399)    (2,002,059)
                                                                ------------   ------------
         Net Loans                                               255,529,715    253,697,470
   Bank premises and equipment                                    11,275,974     11,756,248
   Federal Home Loan Bank stock                                   13,962,968     13,962,968
   Cash surrender value of life insurance                         12,442,779     12,305,648
   Accrued interest and other assets                               3,608,609      4,198,746
                                                                ------------   ------------
         Total Assets                                           $464,774,098   $477,391,032
                                                                ============   ============

Liabilities
   Deposits:
      Noninterest bearing                                       $ 49,394,990   $ 51,643,811
      Interest bearing                                           339,557,713    350,352,343
                                                                ------------   ------------
         Total Deposits                                          388,952,703    401,996,154
   Repurchase agreements                                          24,570,889     25,192,276
   Federal Home Loan Bank advances                                   800,000             --
   Subordinated debentures                                        10,310,000     10,310,000
   Accrued interest and other liabilities                          3,952,575      4,276,401
                                                                ------------   ------------
         Total Liabilities                                       428,586,167    441,774,831
Stockholders' Equity
   Preferred stock, $1 par value - 50,000 shares
      authorized and unissued
   Common stock, $1 par value - 10,000,000 shares authorized;
      1,047,558 and 1,041,910 shares issued at March 31, 2006
      and December 31, 2005, respectively                                 --             --
                                                                   1,047,558      1,041,910
   Surplus                                                        15,255,823     14,925,466
   Retained earnings                                              22,178,121     21,692,568
   Treasury stock, 17,750 shares                                    (648,575)      (648,575)
   Accumulated other comprehensive loss                           (1,644,996)    (1,395,168)
                                                                ------------   ------------
         Total Stockholders' Equity                               36,187,931     35,616,201
                                                                ------------   ------------
         Total Liabilities and Stockholders' Equity             $464,774,098   $477,391,032
                                                                ============   ============

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                        -----------------------
                                                           2006         2005
                                                        ----------   ----------
Interest Income:
   Loans, including fees
      Taxable                                           $4,319,998   $3,683,777
      Non-taxable                                           61,112       43,279
   Securities
      Taxable                                            1,288,261    1,041,498
      Non-taxable                                          489,976      415,563
   Deposits with banks                                      17,298       21,338
                                                        ----------   ----------
      Total Interest Income                              6,176,645    5,205,455
Interest Expense:
   Deposits                                              2,478,784    1,691,559
   Repurchase agreements                                   245,920      117,651
   Federal Home Loan Bank advances                          21,229        3,740
   Subordinated debentures                                 175,794      122,363
                                                        ----------   ----------
      Total Interest Expense                             2,921,727    1,935,313
                                                        ----------   ----------
         Net Interest Income                             3,254,918    3,270,142
Provision for Loan Losses                                       --      (45,000)
                                                        ----------   ----------
         Net Interest Income After
         Provision For Loan Losses                       3,254,918    3,315,142
Noninterest Income:
   Service charges on deposits                             320,050      327,275
   Mortgage banking                                         71,949       64,004
   Trust fees                                              157,803      170,238
   Brokerage and insurance services                        114,245       63,632
   Credit card income                                       80,553      103,436
   Earnings on cash surrender value of life insurance      125,846      113,888
   Gain on sale of securities, net                              --      211,258
   Other                                                   109,493       65,772
                                                        ----------   ----------
      Total Noninterest Income                             979,939    1,119,503
Noninterest Expense:
   Employee compensation and benefits                    1,786,071    1,687,362
   Occupancy, net                                          208,294      189,830
   Furniture and equipment                                 186,550      179,920
   Legal and professional fees                             210,088      199,446
   Data processing                                         126,961      121,247
   Advertising                                             102,846      116,735
   Other                                                   809,053      794,136
                                                        ----------   ----------
      Total Noninterest Expense                          3,429,863    3,288,676
                                                        ----------   ----------
Income Before Income Taxes                                 804,994    1,145,969
Income Tax Expense                                         114,238      259,400
                                                        ----------   ----------
Net Income                                              $  690,756   $  886,569
                                                        ==========   ==========

Average Shares Outstanding:
   Basic                                                 1,025,836    1,006,763
   Diluted                                               1,078,353    1,057,301
Per Share Data:
   Net income:
      Basic                                             $      .67   $      .88
      Diluted                                           $      .64   $      .84

   Dividends declared                                   $      .20   $      .18

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                         -----------------------
                                                            2006         2005
                                                         ---------   -----------
Net Income                                               $ 690,756   $   886,569
Other Comprehensive Loss, Net of Tax
   Unrealized holding losses on securities
      available for sale (net of income tax benefit of
      $153,121 and $591,735 for the three months ended
      March 31, 2006 and 2005, respectively)              (249,828)     (965,461)
   Less adjustment for realized gains included in net
      income (net of income taxes of $80,278 for the
      three months ended March 31, 2005)                        --       130,980
                                                         ---------   -----------
         Other Comprehensive Loss                         (249,828)   (1,096,441)
                                                         ---------   -----------
Comprehensive Income (Loss)                              $ 440,928   $  (209,872)
                                                         =========   ===========

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                          --------------------------
                                                                              2006           2005
                                                                          ------------   -----------
Operating Activities
   Net income                                                             $    690,756   $   886,569
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation and amortization                                         199,023       200,511
         Net amortization on securities                                            957       142,720
         Gain on sale of securities, net                                            --      (211,258)
         Gain on sale of mortgage loans                                        (36,484)      (30,048)
         Loss on sale and write down of foreclosed property                    164,374        81,346
         Gain on sale of bank premises and equipment                           (25,056)           --
         Federal Home Loan Bank stock dividends                                     --      (182,500)
         Provision for loan losses                                                  --       (45,000)
         Proceeds from sales of mortgage loans held for sale                 2,746,209     1,836,136
         Originations of mortgage loans held for sale                       (3,177,025)   (1,731,850)
         Earnings on cash surrender value of life insurance policies          (125,846)     (113,888)
         Stock-based compensation                                               62,046            --
         Increase (decrease) in other assets and other liabilities, net       (389,894)      237,167
                                                                          ------------   -----------
Net Cash Provided By Operating Activities                                      109,060     1,069,905
Investing Activities
   Proceeds from sales of securities available for sale                             --     5,625,812
   Proceeds from maturities of securities available for sale                11,311,462     9,891,947
   Purchases of securities available for sale                                 (330,000)   (5,574,733)
   Net increase in loans                                                    (1,832,245)   (5,870,948)
   Proceeds from sale of foreclosed property                                   633,667            --
   Proceeds from sale of bank premises and equipment                           344,298            --
   Purchases of bank premises and equipment                                    (37,991)      (68,326)
                                                                          ------------   -----------
Net Cash Provided By Investing Activities                                   10,089,191     4,003,752
Financing Activities
   Net increase (decrease) in noninterest bearing deposits                  (2,248,821)    2,285,662
   Net decrease in interest bearing deposits                               (10,794,630)      (86,148)
   Net decrease in repurchase agreements                                      (621,387)     (415,347)
   Net increase (decrease) in short-term FHLB advances                         800,000      (550,000)
   Proceeds from issuance of common stock                                      273,959       169,833
   Dividends paid                                                             (205,203)     (181,229)
                                                                          ------------   -----------
Net Cash Provided By (Used In) Financing Activities                        (12,796,082)    1,222,771
                                                                          ------------   -----------
Net Increase (Decrease) in Cash and Cash Equivalents                        (2,597,831)    6,296,428
Cash and Cash Equivalents - Beginning of Year                               13,231,047    11,869,424
                                                                          ------------   -----------
Cash and Cash Equivalents - End of Period                                 $ 10,633,216   $18,165,852
                                                                          ============   ===========
Supplemental Disclosure of Cash Flow Information
   Interest paid                                                          $  3,044,922   $ 1,892,979
   Income taxes paid                                                            85,000            --

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--PRINCIPLES OF ACCOUNTING

     The consolidated financial statements of West Pointe Bancorp, Inc. ("West Pointe" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for the banking industry and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual reporting. Reference is hereby made to the notes to consolidated financial statements contained in West Pointe's Annual Report on Form 10-K for the year ended December 31, 2005. The foregoing consolidated financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been made. All such adjustments are of a normal recurring nature. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet of the Company as of December 31, 2005 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

     Certain 2005 amounts have been reclassified where appropriate to conform to the consolidated financial statement presentation used in 2006.

NOTE B--STOCK-BASED COMPENSATION

     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share Based Payment." The Company elected to use the modified prospective transition method, therefore, prior period results were not restated. Prior to adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

     SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on the stock option fair values. Under the modified prospective transition method, awards that were granted prior to January 1, 2006, but not fully vested at that date, will also result in compensation expense, based on the grant date fair value, with the remaining unrecognized cost being expensed over the remaining vesting period.

     The Company has stock-based compensation plans under which directors, officers and employees are eligible to receive stock options. Such stock options are granted with an exercise price equal to the market value of the Company's common stock on the date of the grant. Stock options vest in five equal annual installments from the grant date and expire 10 years after the grant date. Shares issued upon the exercise of stock options are expected to come from authorized, but unissued shares.

     The following table summarizes the proforma effect of stock-based compensation in 2005, as if the fair value method of accounting for stock compensation had been applied:

                                                 THREE MONTHS ENDED
                                                   MARCH 31, 2005
                                                 ------------------
Net income, as reported                               $886,569
Less: Total stock-based employee
   compensation cost determined under the fair
   value based method, net of income taxes             (61,155)
                                                      --------
   Pro forma net income                               $825,414
                                                      ========
Earnings per share:
   Basic - as reported                                $    .88
   Basic - pro forma                                       .82
   Diluted - as reported                                   .84
   Diluted - pro forma                                     .78

     Stock option expense recognized during the three months ended March 31, 2006 was $62,046 and a tax benefit of $10,362 was recognized. Unrecognized compensation expense at March 31, 2006 was $484,613. During the remainder of 2006, $156,891 is expected to be recognized, with $147,094, $113,601 and $67,027 to be recognized in 2007, 2008 and 2009, respectively.

     The following table summarizes stock option activity during the first quarter of 2005:

                                  Number   Weighted
                                    Of      Average
                                  Option   Exercise
                                  Shares     Price
                                 -------   --------
Outstanding at January 1, 2005   184,500    $29.37
Granted                           29,500     43.75
Forfeited                             --        --
                                 -------    ------
Outstanding at March  31, 2005   214,000    $31.25
                                 =======    ======

     There were no stock options granted, forfeited or exercised in the first quarter of 2006. At March 31, 2006 and 2005, 155,566 and 127,666 stock options were exercisable, respectively. The weighted average exercise prices for options exercisable at March 31, 2006 and 2005 were $28.27 and $26.64, respectively. The intrinsic value of stock options outstanding at March 31, 2006 was $3,724,158 and the intrinsic value of options exercisable at that date was $3,186,428.

     The per share fair value of stock options granted in 2005 was estimated on the date of grant at $9.36 using the Black-Scholes option-pricing model.

     The following table summarizes the assumptions used to determine the per share fair value of the stock options granted in the first quarter of 2005:

Dividends yields                       1.4%
Risk-free interest rates               4.3%
Stock volatility factors               1.0%
Expected life of options (in years)   10.0

     Expected volatility is based on the historical volatility of the Company's stock and other factors. The Company uses historical data to estimate the option's expected term. The risk-free rate for the expected term is based on the U.S. Treasury yield curve in effect at the time of grant.

NOTE C--NET INCOME PER SHARE

     The calculation of net income per share is summarized as follows:

                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                               -----------------------
                                                  2006         2005
                                               ----------   ----------
Basic
   Net Income                                  $  690,756   $  886,569
                                               ==========   ==========
   Average common shares outstanding            1,025,836    1,006,763
                                               ==========   ==========
   Net income per common share - basic         $      .67   $      .88
                                               ==========   ==========
Diluted
   Net Income                                  $  690,756   $  886,569
                                               ==========   ==========
   Average common shares outstanding            1,025,836    1,006,763
   Dilutive potential due to stock options         52,517       50,538
                                               ----------   ----------
   Average common shares outstanding            1,078,353    1,057,301
                                               ==========   ==========
   Net income per common share - diluted       $      .64   $      .84
                                               ==========   ==========

NOTE D--SUBSEQUENT EVENT MERGER INFORMATION

     On April 13, 2006, the Company entered into a definitive Agreement and Plan of Merger with Commerce Bancshares, Inc. ("Commerce") and CBI-Kansas, Inc., a wholly-owned subsidiary of Commerce ("CBI-Kansas"), pursuant to which the Company will merge with and into CBI-Kansas with CBI-Kansas as the surviving corporation. Consummation of the merger is subject to the receipt of required regulatory approval, the approval of the Company's shareholders and the satisfaction of other customary closing conditions. Subject to the required approvals, the transaction is expected to be completed during the third quarter of 2006. In connection with the merger, the Bank will be merged with and into Commerce Bank, N.A., a wholly-owned subsidiary of CBI-Kansas. Upon consummation of the merger, all outstanding shares of West Pointe common stock will cease to be outstanding and will be converted into the right to receive shares of Commerce common stock or cash consideration without interest, in accordance with the terms of the Agreement and Plan of Merger. In the merger, it is expected that Commerce will (i) issue up to 1,678,772 and no fewer than 1,099,384 shares of Commerce common stock and (ii) pay up to $20,225,000, for all shares of West Pointe common stock held by West Pointe shareholders immediately before completion of the merger. The cash consideration is limited to 25% of the total merger consideration.

Commerce Stock Option:

     In connection with the proposed merger, West Pointe has granted to Commerce a stock option to purchase from West Pointe, under certain circumstances, shares equal to up to 19.9% of West Pointe's issued and outstanding common stock after such purchase, at a price, subject to certain adjustments, of $48.75 per share pursuant to a stock option agreement. Under certain circumstances, West Pointe may be required to repurchase the option or the shares acquired pursuant to the exercise of the option. West Pointe also has the ability, under certain circumstances, to call the stock issued pursuant to the grant. Alternatively, the option could be surrendered to West Pointe, together with any shares purchased under the option, in exchange for cash. The stock option agreement limits Commerce's total profit (as defined in the stock option agreement) to not more than $4,000,000.

West Pointe Stock Options:

     In connection with the proposed merger, West Pointe intends to accelerate the vesting of all unvested stock options. In the event that the holders of such stock options do not exercise their stock options prior to the closing date, then subject to receipt of Commerce's waiver of certain closing conditions, such holders will be paid in cash in connection with the closing. When management determines that the change in control is probable, the fair value of the unexercised stock options outstanding will be classified as a liability. The fair value of the options as of March 31, 2006 is approximately $3,700,000. However, as the agreed price on the proposed merger is significantly higher than the fair value at March 31, 2006, the liability could be as high as approximately $10,000,000, which is based on the assumption that no unexercised options as of March 31, 2006 will be exercised prior to the closing date and represents the maximum cash payout.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion describes West Pointe's results of operations during the three-month periods ended March 31, 2006 and 2005, and its financial condition, asset quality, and capital resources as of March 31, 2006 and December 31, 2005. This discussion should be read in conjunction with West Pointe's unaudited consolidated financial statements and notes thereto. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

OVERVIEW

     Net income for the first quarter of 2006 was $690,756 or $.64 per diluted common share compared to net income of $886,569 or $.84 per diluted common share for the first quarter of 2005. Return on average assets for the first quarter of 2006 was .60% compared to .81% for the first quarter of 2005. Return on average equity for the first quarter of 2006 was 7.72% compared to 10.59% for the first quarter of 2005.

     The decrease in net income, for the quarters compared, was primarily attributable to a decrease in net interest income, a decrease in noninterest income and an increase in noninterest expense, partially offset by a decrease in income tax expense.

     Total assets at March 31, 2006 decreased $12,616,934 to $464,774,098 from $477,391,032 at December 31, 2005. At March 31, 2006, loans totaled $257,464,114 compared to $255,699,529 at December 31, 2005. At March 31, 2005, securities totaled $156,520,537 compared to $167,905,905 at December 31, 2005. West
Pointe's primary funding source for assets is deposits, which totaled $388,952,703 at March 31, 2006 compared to $401,996,154 at December 31, 2005.

MERGER INFORMATION

     On April 13, 2006, West Pointe entered into a definitive Agreement and Plan of Merger with Commerce and CBI-Kansas, pursuant to which West Pointe will merge with and into CBI-Kansas with CBI-Kansas as the surviving corporation. Consummation of the merger is subject to the receipt of required regulatory approval, the approval of West Pointe's shareholders and the satisfaction of other customary closing conditions. Subject to the required approvals, the transaction is expected to be completed during the third quarter of 2006. In connection with the merger, the Bank will be merged with and into Commerce Bank, N.A., a wholly-owned subsidiary of CBI-Kansas. Upon consummation of the merger, all outstanding shares of West Pointe common stock will cease to be outstanding and will be converted into the right to receive shares of Commerce common stock or cash consideration without interest, in accordance with the terms of the Agreement and Plan of Merger. In the merger, it is expected that Commerce will (i) issue up to 1,678,772 and no fewer than 1,099,384 shares of Commerce common stock and (ii) pay up to $20,225,000, for all shares of West Pointe common stock held by West Pointe shareholders immediately before completion of the merger. The cash consideration is limited to 25% of the total merger consideration.

     In connection with the proposed merger, West Pointe has granted to Commerce a stock option to purchase from West Pointe, under certain circumstances, shares equal to up to 19.9% of West Pointe's issued and outstanding common stock after such purchase, at a price, subject to certain adjustments, of $48.75 per share pursuant to a stock option agreement. Under certain circumstances, West Pointe may be required to repurchase the option or the shares acquired pursuant to the exercise of the option. West Pointe also has the ability, under certain circumstances, to call the stock issued pursuant to the grant. Alternatively, the option could be surrendered to West Pointe, together with any shares purchased under the option, in exchange for cash. The stock option agreement limits Commerce's total profit (as defined in the stock option agreement) to not more than $4,000,000.

RESULTS OF OPERATIONS

     Table 1 summarizes West Pointe's statements of income and the change in each category for the periods presented.

TABLE 1 - Comparative Statements of Income

                                                           Three Months Ended
                                                                 March 31,                Change
                                                        ------------------------   -------------------
                                                           2006          2005        Amount    Percent
                                                        ----------   -----------   ---------   -------
Total interest income
   (fully tax-equivalent)                               $6,385,078   $ 5,400,071   $ 985,007    18.2%
Total interest expense                                   2,921,727     1,935,313     986,414    51.0
                                                        ----------   -----------   ---------
      Net interest income                                3,463,351     3,464,758      (1,407)    0.0
Provision for loan losses                                       --       (45,000)     45,000   100.0
Noninterest income:
   Service charges on deposits                             320,050       327,275      (7,225)   (2.2)
   Mortgage banking                                         71,949        64,004       7,945    12.4
   Trust fees                                              157,803       170,238     (12,435)   (7.3)
   Brokerage and insurance services                        114,245        63,632      50,613    79.5
   Credit card income                                       80,553       103,436     (22,883)  (22.1)
   Increase in cash surrender value of life insurance      125,846       113,888      11,958    10.5
   Gain on sale of credit card portfolio                        --       211,258    (211,258)  (100.0)
   Other                                                   109,493        65,772      43,721    66.5
                                                        ----------   -----------   ---------
      Total Noninterest Income                             979,939     1,119,503    (139,564)  (12.5)
                                                        ----------   -----------   ---------
Noninterest Expense:
   Employee compensation and benefits                    1,786,071     1,687,362      98,709     5.8
   Occupancy, net                                          208,294       189,830      18,464     9.7
   Furniture and equipment                                 186,550       179,920       6,630     3.7
   Legal and professional fees                             210,088       199,446      10,642     5.3
   Data processing                                         126,961       121,247       5,714     4.7
   Advertising                                             102,846       116,735     (13,889)  (11.9)
   Other                                                   809,053       794,136      14,917     1.9
                                                        ----------   -----------   ---------
      Total Noninterest Expense                          3,429,863     3,288,676     141,187     4.3
                                                        ----------   -----------   ---------
Income Before Income Taxes                               1,013,427     1,340,585    (327,158)  (24.4)
Less: tax-equivalent adjustment                            208,433       194,616      13,817     7.1
Income tax expense                                         114,238       259,400    (145,162)  (56.0)
                                                        ----------   -----------   ---------
Net Income                                              $  690,756   $   886,569   $(195,813)  (22.1)
                                                        ==========   ===========   =========

NET INTEREST INCOME

     Tax-equivalent net interest income remained stable for the first quarter of 2006 compared to the same period of 2005. The increase in tax-equivalent interest income was offset by an increase in total interest expense.

     Total tax-equivalent interest income increased $985,007 or 18.2% for the first quarter of 2006 compared to the same period of 2005. The increase in tax-equivalent interest income for the periods compared was primarily due to a higher interest rate environment coupled with higher volumes of interest earning assets. Average interest earning assets increased $27,057,233 or 6.6% to $437,147,364 for the first quarter of 2006 compared to the same period of 2005. The increase in average interest earning assets was primarily due to internal growth in the loan portfolio and an increase in securities. The average rate earned on interest earning assets increased to 5.86% for the first quarter of 2006 from 5.28% for the same period of 2005. The increase in the average rate earned was primarily due to the higher interest rate environment. Since the beginning of 2005, there have been nine increases in the prime-lending rate totaling 225 basis points. West Pointe's loan portfolio yields tend to follow trends in the prime-lending rate. While loan yields tend to follow trends in the prime-lending rate, they may not follow simultaneously with such trends.

     Total interest expense increased $986,414 or 51.0% for the first quarter of 2006 compared to the same period of 2005. The increase in interest expense was primarily attributable to the higher interest rate environment coupled with a higher volume of interest bearing liabilities. Average interest bearing liabilities increased 5.8% to $384,105,471 for the first quarter of 2006 compared to the same period of 2005. The increase in average interest bearing liabilities was primarily due to increases in the average balances of savings and money market deposits, time deposits and repurchase agreements, partially offset by a decrease in the average balance of interest bearing demand deposits. The average interest rate paid on interest bearing liabilities increased to 3.08% during the first quarter of 2006 from 2.16% for the same period of 2005.

     The net interest margin was 3.15% for the first quarter of 2006 compared to 3.37% for the first quarter of 2005. The decrease in the net interest margin for the periods compared resulted from the Company's cost of funds on interest bearing liabilities increasing at a faster pace than the Company's yield on interest earning assets. West Pointe management continues efforts to monitor and maintain the Company's net interest margin.

PROVISION FOR LOAN LOSSES

     The Company did not record a provision for loan losses during the first quarter of 2006. The Company recorded a negative provision for loan losses of $45,000 during the first quarter of 2005. The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the adequacy of the allowance for loan losses. Factors which influence management's determination of the provision for loan losses include, among other things, a review of individual loans, size and quality of the loan portfolio, current and projected economic conditions, regulatory guidelines, and historical loan loss experience. Continued improvement in asset quality indicators, in particular, lower levels of nonperforming loans contributed to the negative provision for loan losses recorded during the first quarter of 2005. Lower levels of nonperforming loans, also resulted in no provision for loan losses being recorded in the first quarter of 2006. In addition, during 2005, the U. S. Department of Defense through the Base Realignment and Closure (BRAC) Commission determined that, unlike several other military bases, Scott Air Force Base, vital to the local economy in West Pointe's market area, was not to be considered for closure. As a result, and in accordance with management's continuing allowance for loan loss methodology review, West Pointe determined that a reserve associated with the possible closure of Scott Air Force Base was no longer necessary. Closure of the base could have resulted in additional loan loss exposure to West Pointe. During 2006, the impact on the provision for loan losses that resulted from these items was offset by net loans charged off that were largely specifically reserved for at December 31, 2005. Activity in the allowance for loan losses and nonperforming loan data is presented under "ASSET QUALITY."

NONINTEREST INCOME

     Total noninterest income was $979,939 for the first quarter of 2006 compared to $1,119,503 for the first quarter of 2005. Service charges on deposit accounts decreased $7,225 for the first quarter of 2006 compared to the first quarter of 2005. This decrease primarily resulted from a reduction in the volume of service charges on business deposit accounts, partially offset by a modest increase in charges for insufficient funds and overdrafts. Many of West Pointe's commercial deposit accounts receive an earnings credit on balances maintained. These earnings credits are used to reduce scheduled service charges and increase or decrease as interest rates rise or fall. As a result of the higher interest rate environment, these earnings credits increased, thus reducing the level of service charges being assessed. Income from mortgage banking services increased $7,945 for the first quarter of 2006 compared to the first quarter of 2005. The increase in mortgage banking income for the periods compared was primarily due to a slightly higher level of mortgage origination and refinancing activities. Mortgage loan sales volume depends heavily on, among other things, the strength of the local real estate market. As of March 31, 2006, management anticipates that the level of mortgage banking income will remain stable during the remainder of 2006. Income from trust fees and income from brokerage and insurance services collectively increased $38,178 for the first quarter of 2006 compared to the first quarter of 2005. The combined increase from these components of noninterest income was primarily due to increased sales of annuity products through West Pointe's brokerage operation. Income from trust fees is derived primarily from management of estates, personal trusts and investment agencies. Products offered through our brokerage and insurance function include stocks, bonds, mutual funds, annuities and other non-deposit investment products. Credit card income primarily consists of revenues received from West Pointe's "debit" card product and interchange fees received on credit card transactions. During the third quarter of 2005, West Pointe sold the Company's credit card portfolio to an unaffiliated bank. The decision to sell the portfolio was based, in part, on management's analysis of the program's level of contribution to West Pointe's earnings. The sale was completed following the purchaser's due diligence examination and the execution of a definitive agreement. Despite the sale of its credit card portfolio, under the terms of the definitive agreement, West Pointe will continue to receive a portion of the interchange revenues on credit card transactions. During the first quarter of 2006, West Pointe recorded an increase in cash surrender value of life insurance of $125,846 compared to an increase in cash surrender value of life insurance of $113,888 recorded during the first quarter of 2005. These cash surrender value increases relate to various bank owned life insurance (BOLI) policies. Certain of the insurance policies serve as funding mechanisms for West Pointe's director fee deferral program. The remaining policies serve as funding mechanisms for various employee benefit plans. These BOLI policies provide certain benefits to the Company including, but not limited to, the exclusion from income taxes on the increase in their cash surrender values. The increase in income from this component of noninterest income was partially attributable to the purchase of additional BOLI policies during the second quarter of 2005. Net securities gains recorded during the first quarter of 2005 totaled $211,258. Net securities gains recorded during 2005 resulted from opportunities in the marketplace to take such gains. No securities gains or losses were recorded during the first quarter of 2006. Other noninterest income includes such items as interchange fees on automated teller machine (ATM) transactions, safe deposit rental fees, check printing fees, wire transfer fees and other miscellaneous fees. Collectively, the components of other noninterest income generated revenues of $109,493 for the first quarter of 2006 compared to $65,772 for the first quarter of 2005. The increase in other noninterest income for the periods compared was primarily attributable to the recognition of a gain of $25,056 on the sale of one of West Pointe's parcels of real property. The subject parcel of real property was purchased in the fourth quarter of 2004. The remainder of the increase in other noninterest income for the periods compared was attributable to modest increases in a number of categories of noninterest income.

NONINTEREST EXPENSE

     Total noninterest expense was $3,429,863 for the first quarter of 2006 compared to $3,288,676 for the first quarter of 2005. Employee compensation and benefit expenses increased $98,709 for the first quarter of 2006 compared to the first quarter of 2005. The increase in employee compensation and benefits for the periods compared was primarily attributable to compensation expenses recognized in connection with stock options granted to various West Pointe officers, normal merit increases and increased costs associated with the salary continuation agreements established for various company officers. A modest increase of one full-time equivalent employee from March 31, 2005 to March 31, 2006 also contributed to the increase in employee compensation and benefits. These increases were partially offset by a reduction in medical insurance benefit costs associated with West Pointe's employees. Net occupancy expenses increased $18,464 for the first quarter of 2006 compared to the first quarter of 2005. The increase in net occupancy expenses for the periods compared was primarily attributable to increased building repair and maintenance costs. Furniture and equipment expenses increased $6,630 for the first quarter of 2006 compared to the first quarter of 2005. The increase in furniture and equipment expenses for the periods compared was primarily due to normal operations. Legal and professional fees increased $10,642 for the first quarter of 2006 compared to the first quarter of 2005. Data processing expenses increased $5,714 for the first quarter of 2006 compared to the first quarter of 2005. The increases in legal and professional fees and data processing fees for the periods compared were primarily attributable to normal operations. Advertising expenses decreased $13,889 for the first quarter of 2006 compared to the first quarter of 2005. The decrease in advertising expenses for the periods compared was primarily attributable to the cost of expanded promotional activities during the first quarter of 2005. Other noninterest expense increased $14,917 for the first quarter of 2006 compared to the first quarter of 2005. Other noninterest expense includes such items as FDIC insurance premiums, mortgage banking expenses, contributions, telephone expenses, postage costs, certain credit card program expenses and other miscellaneous expenses. The increase in other noninterest expense for the quarters compared was primarily attributable to the recognition of a write down of $90,000 and a loss of $74,374 on the sale of one parcel of foreclosed property. The impact on noninterest expense that resulted from that loss was partially offset by decreases in several other components of this category.

INCOME TAX EXPENSE

     West Pointe recorded income tax expense of $114,238 for the first quarter of 2006 compared to $259,400 for the first quarter of 2005. The decrease in income tax expense for the 2006 period compared to the 2005 period primarily resulted from lower levels of income before income taxes. The effective income tax rates were 14.2% and 22.6% for the first quarter of 2006 and 2005, respectively. The difference between the effective income tax rates for the 2006 period compared to the 2005 period was primarily attributable to the levels of taxable income and to the changes in mix of taxable and non-taxable revenues.

FINANCIAL CONDITION

GENERAL

     Certain components of West Pointe's consolidated balance sheet at March 31, 2005 compared to December 31, 2005 are presented in summary form in Table 2. Total assets decreased $12,616,934 to $464,774,098 compared to $477,391,032 at
December 31, 2005. The decrease in total assets was primarily due to a decrease in the volume of securities, partially offset by an increase in volume of loans.

TABLE 2 - Selected Comparative Balance Sheet Items

                                    March 31,    December 31,
                                      2006           2005
                                  ------------   ------------
Total assets                      $464,774,098   $477,391,032
Loans                              257,464,114    255,699,529
Securities                         156,520,537    167,905,905
Deposits                           388,952,703    401,996,154
Repurchase agreements               24,570,889     25,192,276
Federal Home Loan Bank advances        800,000             --
Subordinated debentures             10,310,000     10,310,000
Stockholders' equity                36,187,931     35,616,201

LOANS

     Loans increased .7%, or $1,764,585, from year-end 2005 to March 31, 2006. The Company experienced growth in the real estate construction and other consumer loan segments of the loan portfolio. The real estate construction segment of the loan portfolio increased by $4,374,662 from year-end 2005 to March 31, 2006. The increases in the aforementioned segments of the loan portfolio were partially offset by decreases in the remaining segments of West Pointe's loan portfolio.

     Table 3 presents the composition of the loan portfolio by type of borrower and major loan category and the percentage of each to the total portfolio for the periods presented.

TABLE 3 - Loan Portfolio Composition

                                                March 31,              December 31,
                                                  2006                     2005
                                         ----------------------   ----------------------
                                            Amount      Percent      Amount      Percent
                                         ------------   -------   ------------   -------
Commercial borrowers:
Commercial, financial and agricultural   $ 65,727,427     25.5%   $ 65,768,521     25.7%
Commercial real estate                     75,145,042     29.2      77,458,569     30.3
Real estate construction                   55,943,152     21.7      51,568,490     20.2
                                         ------------    -----    ------------    -----
   Total commercial                       196,815,621     76.4     194,795,580     76.2
                                         ------------    -----    ------------    -----
Consumer borrowers:
1-4 family residential real estate         51,353,356     20.0      51,722,980     20.2
Other consumer loans                        9,295,137      3.6       9,180,969      3.6
                                         ------------    -----    ------------    -----
   Total consumer                          60,648,493     23.6      60,903,949     23.8
                                         ------------    -----    ------------    -----
   Loans, gross                          $257,464,114    100.0%   $255,699,529    100.0%
                                         ============    =====    ============    =====

LOANS HELD FOR SALE

     Loans held for sale increased $467,300 to $800,300 at March 31, 2006 compared to $333,000 at year-end 2005. At March 31, 2006 and December 31, 2005, loans held for sale consisted solely of mortgage loans awaiting sale in the secondary market. All loans held for sale are carried at the lower of aggregate cost or fair value.

SECURITIES

     Total securities decreased $11,385,368 to $156,520,537 at March 31, 2006 compared to $167,905,905 at year-end 2005. The security portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds not needed to fund loan demand. The security portfolio also supplies securities as required collateral for certain deposits and for repurchase agreements. The majority of this decrease resulted from principal payments received on the Company's mortgage-backed securities and from maturities of securities. Proceeds from the aforementioned principal payments and maturities were partially used to fund West Pointe's increased loan demand. Additional information regarding West Pointe's repurchase agreements is presented and discussed under "Borrowings."

     All of West Pointe's securities are classified as available for sale. Available for sale securities are recorded at fair value. Net unrealized losses on available for sale securities totaled $2,653,220 and $2,250,271 at March 31, 2006 and December 31, 2005, respectively. The change in net unrealized losses from December 31, 2005 to March 31, 2006 was primarily attributable to a higher interest rate environment.

     Table 4 presents the composition of securities at their carrying values for the periods presented.

TABLE 4 - Security Portfolio Composition

                                                     March 31,    December 31,
                                                       2006           2005
                                                   ------------   ------------
Available for sale securities:
U.S. government agencies                           $  8,563,908   $ 12,592,707
Mortgage-backed securities                           98,357,679    105,830,332
Obligations of states and political subdivisions     49,598,950     49,482,866
                                                   ------------   ------------
   Total available for sale                        $156,520,537   $167,905,905
                                                   ============   ============

     Table 5 presents the composition of securities with unrealized losses at March 31, 2006, presented by length of time in an unrealized loss position.

TABLE 5 - Composition of Securities with Unrealized Losses

                                Less than 12 Months          12 Months or More                  Total
                             -------------------------   -------------------------   --------------------------
                                 Fair       Unrealized       Fair       Unrealized       Fair        Unrealized
                                Value          Loss         Value          Loss          Value          Loss
                             -----------   -----------   -----------   -----------   ------------   -----------
U.S. government agencies     $ 8,563,908   $   (79,027)  $        --   $        --   $  8,563,908   $   (79,027)
Mortgage-backed securities    37,450,710      (763,908)   57,210,657    (1,838,644)    94,661,367    (2,602,552)
Obligations of states and
   political subdivisions     18,183,144      (302,154)   14,428,563      (297,090)    32,611,707      (599,244)
                             -----------   -----------   -----------   -----------   ------------   -----------
Total temporarily impaired   $64,197,762   $(1,145,089)  $71,639,220   $(2,135,734)  $135,836,982   $(3,280,823)
                             ===========   ===========   ===========   ===========   ============   ===========

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

     Total deposits decreased $13,043,451 to $388,952,703 at March 31, 2006 from $401,996,154 at year-end 2005. The noninterest bearing demand deposit and savings and money market deposit components of the deposit portfolio decreased $2,248,822 and $13,389,100, respectively, from year-end 2005. The decrease in the noninterest bearing demand deposit component of the deposit portfolio was primarily attributable to normal fluctuations. The decrease in the savings and money market deposit component of the deposit portfolio was primarily associated with a reduction in balances maintained by one commercial deposit customer. The interest bearing demand deposit and time deposit components increased $642,888 and $1,951,583, respectively, from year-end 2005. The increases in these deposit portfolio components were primarily attributable to normal growth in operations.

     Table 6 sets forth the composition of deposits and the percentage of each category to total deposits for the periods presented.

TABLE 6 - Deposit Liability Composition

                                             March 31,              December 31,
                                               2006                     2005
                                      ----------------------   ----------------------
                                         Amount      Percent      Amount      Percent
                                      ------------   -------   ------------   -------
Noninterest bearing demand deposits   $ 49,394,989     12.7%   $ 51,643,811     12.8%
Interest bearing demand deposits        11,580,817      3.0      10,937,929      2.7
Savings and money market deposits      143,638,953     36.9     157,028,053     39.1
Time deposits $100,000 or more          69,285,522     17.8      68,748,406     17.1
Time deposits less than $100,000       115,052,422     29.6     113,637,955     28.3
                                      ------------    -----    ------------    -----
   Total deposits                     $388,952,703    100.0%   $401,996,154    100.0%
                                      ============    =====    ============    =====

BORROWINGS

     Total borrowings amounted to $35,680,889 at March 31, 2006 compared to $35,502,276 at year-end 2005. At March 31, 2006, borrowings consisted of repurchase agreements, Federal Home Loan Bank advances and subordinated debentures. At year-end 2005, borrowings consisted of repurchase agreements and subordinated debentures.

     At March 31, 2006, repurchase agreements totaled $24,570,889 compared to $25,192,276 at year-end 2005. These borrowings serve as an alternative funding source to deposits. The majority of the Company's repurchase agreements were in the form of cash management repurchase agreement accounts. Such accounts involve the daily transfer of excess funds from noninterest bearing deposit accounts into interest bearing cash management repurchase agreement accounts. Cash management repurchase agreement accounts are marketed to commercial and individual deposit customers and are considered to be a stable source of funds. Repurchase agreements, other than cash management repurchase agreements, generally represent an alternative to short-term certificates of deposit. Cash management repurchase agreement account balances increased $1,045,266 at March 31, 2006 compared to year-end 2005. Other repurchase agreement account balances decreased $1,666,653 at March 31, 2006 compared to year-end 2005.

     At March 31, 2006, the Bank had one $800,000 Federal Home Loan Bank overnight advance. This overnight advance served as a funding alternative to federal funds purchased.

     At March 31, 2006 and December 31, 2005, West Pointe had subordinated debentures totaling $10,310,000. On December 15, 2004, the Company completed a private placement to an institutional investor of $10,000,000 of floating rate trust preferred securities, through a newly formed unconsolidated Delaware trust affiliate, West Pointe Statutory Trust I (the "Trust"). The trust preferred securities mature in December 2034, are redeemable at the Company's option beginning in five years, and require quarterly distributions by the Trust to the holder of the trust preferred securities, initially at an interest rate of 4.70%, which resets quarterly at the three-month LIBOR rate plus 2.25%. As of March 31, 2006, this obligation reflected an interest rate of 7.16%.

     The proceeds from the sale of the trust preferred securities were used by the Trust to purchase $10,310,000 in aggregate principal amount of the Company's floating rate junior subordinated debentures. The Company used a portion of the net proceeds from the sale of the debentures to the Trust to pay off a line of credit with an unaffiliated bank. The Company is using the remainder of the net proceeds for general corporate purposes.

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

     At March 31, 2006, nonperforming assets totaled $1,696,469 or .37% of total assets, compared to nonperforming assets at year-end 2005 of $2,384,314 or .50% of total assets. Nonperforming assets at March 31, 2006 included $739,716 relating to two parcels of foreclosed property. All foreclosed property is held for sale and is initially recorded on an individual property basis at estimated fair value less cost to sell. Subsequent to foreclosure, management evaluates the foreclosed properties and a valuation allowance is established if the estimated fair value declines. As of March 31, 2006, management does not anticipate any significant losses upon the disposition of the remaining foreclosed property. Nonperforming loans in the commercial real estate segment of the portfolio increased $175,032 from December 31, 2005. The majority of this increase is related to one loan to a commercial borrower. Management is in various stages of workout to remedy or liquidate this and other nonperforming loans. The remaining categories of nonperforming loans remained relatively stable at March 31, 2006 compared to December 31, 2005.

     Table 7 sets forth a summary of West Pointe's loan portfolio mix and nonperforming assets.

TABLE 7 - Loan Portfolio Mix and Nonperforming Assets

                                                  March 31, 2006                December 31, 2005
                                          -----------------------------   -----------------------------
                                            Loans and                       Loans and
                                           Foreclosed    Non-performing    Foreclosed    Non-performing
                                            Property         Assets         Property         Assets
                                          ------------   --------------   ------------   --------------
Commercial borrowers:
Commercial, financial and agricultural    $ 65,727,427     $  119,425     $ 65,768,521     $  173,215
Commercial real estate                      75,145,042        273,477       77,458,569         98,445
Real estate construction                    55,943,152             --       51,568,490             --
                                          ------------     ----------     ------------     ----------
   Total commercial                        196,815,621        392,902      194,795,580        271,660
Consumer borrowers:
1-4 family residential real estate          51,353,356        498,341       51,722,980        470,063
Other consumer loans                         9,295,137         65,540        9,180,969        104,834
                                          ------------     ----------     ------------     ----------
   Total consumer                           60,648,493        563,881       60,903,949        574,897
                                          ------------     ----------     ------------     ----------
   Total loans                             257,464,114        956,783      255,699,529        846,557
Foreclosed property                            739,716        739,716        1,537,757      1,537,757
                                          ------------     ----------     ------------     ----------
   Total                                  $258,203,830     $1,696,499     $257,237,286     $2,384,314
                                          ============     ==========     ============     ==========
Nonaccrual loans                                           $  667,390                      $  517,108
Accruing loans past due 90 days or more                       289,393                         329,449
                                                           -----------                     ----------
   Total nonperforming loans                                  956,783                         846,557
Foreclosed property                                           739,716                       1,537,757
                                                           -----------                     ----------
   Total nonperforming assets                              $1,696,499                      $2,384,314
                                                           ===========                     ==========
Nonperforming loans to total loans                                .37%                           .33%
Nonperforming assets to total loans
   and foreclosed property                                        .66%                           .93%
Nonperforming assets to total assets                              .37%                           .50%

     Net charge-offs for the first quarter of 2006 totaled $67,660 compared to $75,152 for the first quarter of 2005. Net charge-offs recorded during the first quarter of 2006 in the commercial real estate segment of the loan portfolio primarily related to one loan to a commercial borrower that was specifically reserved for. Charge-offs and recoveries recorded during the quarters compared in all other segments of the loan portfolio were not significant.

     West Pointe's allowance for loan losses at March 31, 2006 decreased to $1,934,399 from $2,572,751 at March 31, 2005 and $2,002,059 at December 31,
2005. The decrease in the allowance for loan losses at March 31, 2006 compared to March 31, 2005 resulted from net charge-offs that were largely specifically reserved for and a significant reduction in nonperforming loans. At March 31, 2006, the allowance for loan losses represented 202.18% of nonperforming loans compared to 141.03% at March 31, 2005 and 236.49% at December 31, 2005. Decreased levels of nonperforming loans were the primary factors resulting in the higher ratios of the allowance for loan losses to nonperforming loans at March 31, 2006 and December 31, 2005 compared to March 31, 2005.

     Table 8 presents information pertaining to the activity in and an analysis of West Pointe's allowance for loan losses for the periods presented.

TABLE 8 - Allowance For Loan Losses

                                                 THREE MONTHS ENDED
                                                     MARCH 31,
                                              -----------------------
                                                 2006         2005
                                              ----------   ----------
Balance at beginning of period                $2,002,059   $2,692,903
Loans charged off:
   Commercial, financial and agricultural         34,169       18,998
   Real estate:
      Commercial                                  55,762        2,767
      Residential                                    303       29,000
                                              ----------   ----------
         Total real estate                        56,065       31,767
   Consumer                                       12,677       47,005
                                              ----------   ----------
         Total charge-offs                       102,911       97,770
                                              ----------   ----------
Recoveries of loans previously charged off:
   Commercial, financial and agricultural         23,407       13,467
   Residential real estate                         4,332           --
   Consumer                                        7,512        9,151
                                              ----------   ----------
         Total recoveries                         35,251       22,618
                                              ----------   ----------
Net charge-offs                                   67,660       75,152
Provision for loan losses                             --      (45,000)
                                              ----------   ----------
Balance at end of period                      $1,934,399   $2,572,751
                                              ==========   ==========
Net charge-offs (annualized) as a
   percent of average total loans                    .11%         .12%
Allowance for loan losses to total loans             .75%        1.04%
Allowance for loan losses to
   nonperforming loans                            202.18%      141.03%

CAPITAL RESOURCES

CAPITAL RESOURCES

     Total stockholders' equity increased $571,730 from $35,616,201 at December 31, 2005 to $36,187,931 at March 31, 2006. Net income for the quarter ended March 31, 2006 was $690,756. The increase to total stockholders' equity resulting from net income was partially offset by the change in other comprehensive loss. At March 31, 2006, West Pointe recorded an accumulated other comprehensive loss of $1,644,996 compared to $1,395,168 at December 31, 2005. The change in the accumulated other comprehensive loss is comprised of the unrealized gain or loss on available for sale securities.

     Financial institutions are required to maintain ratios of capital to assets in accordance with guidelines promulgated by the federal banking regulators. The guidelines are commonly known as "Risk-Based Guidelines" as they define the capital level requirements of a financial institution based upon the level of credit risk associated with holding various categories of assets. The Risk-Based Guidelines require minimum ratios of Tier 1 and Total Capital to risk-weighted assets of 4% and 8%, respectively. At March 31, 2006, West Pointe's Tier 1 and Total Capital ratios were 15.94% and 16.59%, respectively. In addition to the Risk-Based Guidelines, the federal banking agencies have established a minimum leverage ratio guideline for financial institutions (the "Leverage Ratio Guideline"). The Leverage Ratio Guideline provides for a minimum ratio of Tier 1 capital to average assets of 4%. West Pointe's leverage ratio at March 31, 2006, was 10.14%. Accordingly, West Pointe has satisfied these regulatory guidelines.

ADOPTION OF NEW ACCOUNTING STANDARDS

     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share Based Payment." The Company elected to use the modified prospective transition method, therefore, prior period results were not restated. Prior to adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

     SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on the stock option fair values. Under the modified prospective transition method, awards that were granted prior to January 1, 2006, but not fully vested at that date, will also result in compensation expense, based on the grant date fair value, with the remaining unrecognized cost being expensed over the remaining vesting period.

CRITICAL ACCOUNTING POLICIES

     There have been no significant changes in the Company's critical accounting policies from those disclosed as of December 31, 2005.

CONTRACTUAL OBLIGATIONS

     The Company enters into certain contractual obligations in the ordinary course of operations. The required payments under these contracts represent future cash requirements of the Company. The Company's significant fixed and determinable contractual obligations, as of March 31, 2006, are set forth in the following table:

                                                                     Payments Due
                                        ---------------------------------------------------------------------
                                                        After One    After Three
                                                           Year         Years
                                          One Year       Through       Through        After
                                           Or Less     Three Years    Five Years    Five Years       Total
                                        ------------   -----------   -----------   -----------   ------------
Time certificates of deposit            $138,566,965   $37,073,727    $8,697,252   $        --   $184,337,944
Federal Loan Bank advances                   800,000            --            --            --        800,000
Subordinated debentures                           --            --            --    10,310,000     10,310,000
Operating leases                              47,520        31,680            --            --         79,200
                                        ------------   -----------    ----------   -----------   ------------
   Total contractual cash obligations   $139,414,485   $37,105,407    $8,697,252   $10,310,000   $195,527,144
                                        ============   ===========    ==========   ===========   ============

     As reflected in the above table, the Company is obligated under an operating lease agreement for the Bank's branch location in Columbia, Illinois through November 2007 with four five-year extension options granted to the Company. The lease provides that the Company may use and occupy the premises only for the purpose of maintaining and operating a branch bank. The lease calls for monthly rental payments of $3,960 through the initial term of the lease and through the period covered by the first two extension options. The monthly rental payments for the remaining extension options will be at a reasonable rate as agreed upon by the parties to the lease. Management intends to utilize the extension options as provided for under the lease.

OFF-BALANCE SHEET ARRANGEMENTS

     For information on the Company's significant off-balance sheet commitments as of December 31, 2005, see the information incorporated by reference under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change to the market risk position from that disclosed as of December 31, 2005, the end of the last fiscal year.

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

ITEM 1A. RISK FACTORS

          We may be unable to consummate our proposed merger with Commerce.

          The Company's proposed merger with a wholly-owned subsidiary of Commerce (described in more detail elsewhere in this Quarterly Report on Form 10-Q) is anticipated to close in the third quarter of 2006. However, this merger must be approved by the Company's shareholders before it can be finalized. Consummation of the merger is also subject to the receipt of required regulatory approvals and the satisfaction of other closing conditions. If the merger is not completed for any reason, the Company's reputation, operations and financial condition may be harmed.

          Other than as set forth above, there have been no material changes to the Risk Factors as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 29, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

          The Company does not have any plans or programs to repurchase shares of its common stock, nor has the Company made any repurchases of its securities during the first quarter of 2006.

                                  Issuer Purchases of Equity Securities
                ------------------------------------------------------------------------
                                                  Total Number of        Maximum Number
                                                  Shares Purchased    of Shares that May
                Total Number                    as Part of Publicly    Yet Be Purchased
                  of Shares     Average Price     Announced Plans     Under the Plans or
    Period        Purchased    Paid per Share       or Programs            Programs
    ------      ------------   --------------   -------------------   ------------------
January 2006         --               --                 --                   --
February 2006        --               --                 --                   --
March 2006           --               --                 --                   --
                    ---              ---                ---                  ---
   Total             --               --                 --                   --
                    ===              ===                ===                  ===

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Proxies were mailed to shareholders on March 29, 2006 for the Company's Annual Meeting of Shareholders, which was held on April 19, 2006. The only matter submitted to, and approved by, shareholders is listed below, as is a tabulation of voting.

          (1)  The following persons nominated as Directors were re-elected:

    Class III             For       Against   Withheld
    ---------        ------------   -------   --------
Terry W. Schaefer    692,224.6240      0       36,392
Edward J. Szewczyk   728,616.6240      0            0
Wayne W. Weeke       728,616.6240      0            0

          Other directors continuing in office are as follows: William C. Allison, Harry E. Cruncleton, David G. Embry, Jack B. Haydon and Charles G. Kurrus, III.

ITEM 5. OTHER INFORMATION

          None

ITEM 6. EXHIBITS

          Exhibits: See Exhibit Index on page 25 hereof.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WEST POINTE BANCORP, INC.
                                        (Registrant)


DATE: May 15, 2006                      By: /s/ Terry W. Schaefer
                                            ------------------------------------
                                            Terry W. Schaefer
                                            President and Chief
                                            Executive Officer
                                            (on behalf of the Registrant)


DATE: May 15, 2006                      By: /s/ Bruce A. Bone
                                            ------------------------------------
                                            Bruce A. Bone
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (as principal financial officer)

                                  EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION
-----------   -----------
     3.1      Articles of Incorporation (1)

   3.1.5      Amendment to Articles of Incorporation (2)

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