Form 10-Q
period 2006-06-30
WEST POINTE BANCORP INC
filed 2006-08-14
CIK 1040589

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to ___________

                         Commission file number 0-30505

                            WEST POINTE BANCORP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                Illinois                                    36-4149655
                --------                                    ----------
(State or Other Jurisdiction of Incorporation    (I.R.S. Employer Identification
            or Organization)                                    No.)

        West Pointe Bancorp, Inc.
          5701 West Main Street
          Belleville, Illinois                               62226
          --------------------                               -----
(Address of Principal Executive Offices)                  (Zip Code)

                                 (618) 234-5700
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Class                                Outstanding at August 11, 2006
         -----                                ------------------------------
Common stock $1 par value                               1,029,579

================================================================================

                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
PART I - FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

           Consolidated Balance Sheets                                                                    3
           Consolidated Statements of Income                                                              4
           Consolidated Statements of Comprehensive Income                                                5
           Consolidated Statements of Cash Flows                                                          6
           Notes to Consolidated Financial Statements                                                     7

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS          9

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                    23

   ITEM 4. CONTROLS AND PROCEDURES                                                                       23

PART II - OTHER INFORMATION

   ITEM 1 LEGAL PROCEEDINGS                                                                              23

   ITEM 1A. RISK FACTORS                                                                                 23

   ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                                   24

   ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                               24

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                           24

   ITEM 5. OTHER INFORMATION                                                                             25

   ITEM 6. EXHIBITS                                                                                      25

SIGNATURE PAGE                                                                                           26

EXHIBIT INDEX                                                                                            27

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WEST POINTE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                    (UNAUDITED)
                                                                                      JUNE 30,        DECEMBER 31,
                                                                                        2006              2005
                                                                                   -------------      -------------
Assets
     Cash and due from banks                                                       $  12,624,809      $  11,599,219
     Interest bearing due from banks                                                     315,818          1,631,828
                                                                                   -------------      -------------
         Cash and cash equivalents                                                    12,940,627         13,231,047
     Available for sale securities                                                   147,483,657        167,905,905
     Loans held for sale                                                                 480,000            333,000
     Loans                                                                           260,540,298        255,699,529
     Allowance for loan losses                                                        (1,957,625)        (2,002,059)
                                                                                   -------------      -------------
               Net Loans                                                             258,582,673        253,697,470
     Bank premises and equipment                                                      11,123,333         11,756,248
     Federal Home Loan Bank stock                                                      8,772,428         13,962,968
     Cash surrender value of life insurance                                           12,592,641         12,305,648
     Income taxes receivable                                                           4,065,950                 --
     Accrued interest and other assets                                                 3,555,025          4,198,746
                                                                                   -------------      -------------
               Total Assets                                                        $ 459,596,334      $ 477,391,032
                                                                                   =============      =============

Liabilities
     Deposits:
          Noninterest bearing                                                      $  50,370,380      $  51,643,811
          Interest bearing                                                           325,492,771        350,352,343
                                                                                   -------------      -------------
               Total Deposits                                                        375,863,151        401,996,154
     Repurchase agreements                                                            23,886,239         25,192,276
     Federal Home Loan Bank advances                                                   6,800,000                 --
     Subordinated debentures                                                          10,310,000         10,310,000
     Stock options payable                                                             8,365,818                 --
     Accrued interest and other liabilities                                            4,465,484          4,276,401
                                                                                   -------------      -------------
               Total Liabilities                                                     429,690,692        441,774,831

Stockholders' Equity
     Preferred stock, $1 par value - 50,000 shares authorized and unissued                    --                 --
     Common stock, $1 par value - 10,000,000 shares authorized; 1,047,558 and 1,041,910 shares issued at June 30, 2006 and December 31, 2005,
       respectively                                                                    1,047,558          1,041,910
     Surplus                                                                          15,193,777         14,925,466
     Retained earnings                                                                16,995,000         21,692,568
     Treasury stock, 17,979 and 17,750 shares at June 30, 2006 and
       December 31, 2005, respectively                                                  (663,945)          (648,575)
     Accumulated other comprehensive loss                                             (2,666,748)        (1,395,168)
                                                                                   -------------      -------------
               Total Stockholders' Equity                                             29,905,642         35,616,201
                                                                                   -------------      -------------
               Total Liabilities and Stockholders' Equity                          $ 459,596,334      $ 477,391,032
                                                                                   =============      =============

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                     JUNE 30,                      JUNE 30,
                                                          ----------------------------   ----------------------------
                                                             2006            2005            2006            2005
                                                          ------------    ------------   ------------    ------------
Interest Income:
     Loans, including fees
             Taxable                                      $  4,590,784    $  3,895,699   $  8,910,782    $  7,579,476
             Non-taxable                                        59,041          42,456        120,153          85,735
     Securities
             Taxable                                         1,215,138       1,013,045      2,503,399       2,054,543
             Non-taxable                                       491,152         406,726        981,128         822,289
     Deposits with banks                                        11,621          40,713         28,919          62,051
                                                          ------------    ------------   ------------    ------------
          Total Interest Income                              6,367,736       5,398,639     12,544,381      10,604,094
Interest Expense:
     Deposits                                                2,598,232       1,813,152      5,077,016       3,504,711
     Repurchase agreements                                     246,592         143,133        492,512         260,784
     Federal Home Loan Bank advances                            74,503          10,135         95,732          13,875
     Subordinated debentures                                   188,522         138,801        364,316         261,164
                                                          ------------    ------------   ------------    ------------
          Total Interest Expense                             3,107,849       2,105,221      6,029,576       4,040,534
                                                          ------------    ------------   ------------    ------------
               Net Interest Income                           3,259,887       3,293,418      6,514,805       6,563,560
Provision for Loan Losses                                           --          47,000             --           2,000
                                                          ------------    ------------   ------------    ------------
               Net Interest Income After
               Provision For Loan Losses                     3,259,887       3,246,418      6,514,805       6,561,560
Noninterest Income:
     Service charges on deposits                               314,251         365,169        634,301         692,444
     Mortgage banking                                           92,755          98,914        164,704         162,918
     Trust fees                                                144,506         161,579        302,309         331,817
     Brokerage and insurance services                           77,493         115,000        191,738         178,632
     Credit card income                                         74,012         109,463        154,565         212,899
     Earnings on cash surrender value of life insurance        139,414         120,071        265,260         233,959
     Gain on sale of securities, net                                --         167,258             --         378,516
     Other                                                      70,103          72,396        179,596         138,168
                                                          ------------    ------------   ------------    ------------
          Total Noninterest Income                             912,534       1,209,850      1,892,473       2,329,353
Noninterest Expense:
     Employee compensation and benefits                      1,697,290       1,741,101      3,421,315       3,428,463
     Compensation expense-stock options                      8,303,772              --      8,365,818              --
     Occupancy, net                                            218,713         196,735        427,007         386,565
     Furniture and equipment                                   183,529         184,689        370,079         364,609
     Legal and professional fees                               755,213         140,342        965,301         339,788
     Data processing                                           137,797         134,295        264,758         255,542
     Advertising                                               104,985         107,018        207,831         223,753
     Other                                                     733,106         723,040      1,542,159       1,517,176
                                                          ------------    ------------   ------------    ------------
          Total Noninterest Expense                         12,134,405       3,227,220     15,564,268       6,515,896
                                                          ------------    ------------   ------------    ------------
Income (Loss) Before Income Taxes                           (7,961,984)      1,229,048     (7,156,990)      2,375,017
Income Tax Expense (Benefit)                                (2,984,781)        298,300     (2,870,543)        557,700
                                                          ------------    ------------   ------------    ------------

Net Income (Loss)                                         $ (4,977,203)   $    930,748   $ (4,286,447)   $  1,817,317
                                                          ============    ============   ============    ============

Average Shares Outstanding:
     Basic                                                   1,029,767       1,010,452      1,027,812       1,008,617
     Diluted                                                 1,029,767       1,064,321      1,027,812       1,060,831
Per Share Data:
     Net income (loss):
          Basic                                           $      (4.83)   $        .92   $      (4.17)   $       1.80
          Diluted                                         $      (4.83)   $        .87   $      (4.17)   $       1.71

     Dividends declared                                   $        .20    $        .18   $        .40    $        .36

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                               JUNE 30,                    JUNE 30,
                                                     --------------------------   --------------------------
                                                        2006           2005           2006           2005
                                                     -----------    -----------   -----------    -----------
Net Income (Loss)                                    $(4,977,203)   $   930,748   $(4,286,447)   $ 1,817,317
Other Comprehensive Income (Loss), Net of Tax
   Unrealized holding gains (losses) on securities
   available for sale (net of income tax (benefit)
   of $(626,235) and $(779,356) for the three and
   six months ended June 30, 2006 and $455,383 and
   $(136,352) for the three and six months ended
   June 30, 2005, respectively)                       (1,021,752)       742,990    (1,271,580)      (222,471)
Less adjustment for realized gains included in net
   income (net of income taxes of $63,558 and
   $143,836 for the three and six months ended
   June 30, 2005, respectively)                               --        103,700            --        234,680
                                                     -----------    -----------   -----------    -----------
Other Comprehensive Income (Loss)                     (1,021,752)       639,290    (1,271,580)      (457,151)
                                                     -----------    -----------   -----------    -----------
Comprehensive Income (Loss)                          $(5,998,955)   $ 1,570,038   $(5,558,027)   $ 1,360,166
                                                     ===========    ===========   ===========    ===========

See the accompanying notes to consolidated financial statements.

WEST POINTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                 ----------------------------
                                                                                     2006            2005
                                                                                 ------------    ------------
Operating Activities
     Net income (loss)                                                           $ (4,286,447)   $  1,817,317
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
             Depreciation and amortization                                            401,311         400,768
             Net (accretion) amortization on securities                                (4,399)        252,675
             Gain on sale of securities, net                                               --        (378,516)
             Gain on sale of mortgage loans                                           (94,656)        (94,404)
             (Gain) loss on sale and write down of foreclosed property                164,374         (10,522)
             Gain on sale of bank premises and equipment                              (22,831)             --
             Federal Home Loan Bank stock dividends                                        --        (364,100)
             Provision for loan losses                                                     --           2,000
             Proceeds from sales of mortgage loans held for sale                    7,330,241       5,650,940
             Originations of mortgage loans held for sale                          (7,382,585)     (6,260,798)
             Earnings on cash surrender value of life insurance policies             (265,260)       (233,959)
             Stock-based compensation                                               8,365,818              --
             Increase (decrease) in other assets and other liabilities, net        (3,273,564)        329,091
                                                                                 ------------    ------------
Net Cash Provided By Operating Activities                                             932,002       1,110,492
Investing Activities
     Proceeds from sales of securities available for sale                                  --      10,473,067
     Proceeds from maturities of securities available for sale                     18,705,711      19,310,115
     Purchases of securities available for sale                                      (330,000)    (10,949,297)
     Proceeds from redemption of FHLB stock                                         5,190,540              --
     Net increase in loans                                                         (4,885,203)     (9,311,868)
     Purchase of life insurance policies                                                   --        (529,560)
     Proceeds from sale of foreclosed property                                        633,667         196,274
     Proceeds from sale of bank premises and equipment                                361,553              --
     Purchases of bank premises and equipment                                        (107,118)        (95,306)
                                                                                 ------------    ------------
Net Cash Provided By Investing Activities                                          19,569,150       9,093,425
Financing Activities
     Net increase (decrease) in noninterest bearing deposits                       (1,273,431)      2,863,804
     Net decrease in interest bearing deposits                                    (24,859,572)     (7,557,186)
     Net increase (decrease) in repurchase agreements                              (1,306,037)         32,624
     Net increase (decrease) in short-term FHLB advances                            6,800,000        (550,000)
     Proceeds from issuance of common stock                                           273,959         399,200
     Purchase of treasury stock                                                       (15,370)             --
     Dividends paid                                                                  (411,121)       (363,041)
                                                                                 ------------    ------------
Net Cash Used In Financing Activities                                             (20,791,572)     (5,174,599)
                                                                                 ------------    ------------
Net Increase (Decrease) in Cash and Cash Equivalents                                 (290,420)      5,029,318
Cash and Cash Equivalents - Beginning of Year                                      13,231,047      11,869,424
                                                                                 ------------    ------------
Cash and Cash Equivalents - End of Period                                        $ 12,940,627    $ 16,898,742
                                                                                 ============    ============

Supplemental Disclosure of Cash Flow Information
     Interest paid                                                               $  6,012,701    $  3,953,311
     Income taxes paid                                                                522,000         465,000
     Real estate acquired in settlement of loans                                           --          89,716
     Loans transferred to held for sale                                                    --       1,379,464

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

NOTE B -- STOCK-BASED COMPENSATION

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

      The following table summarizes the proforma effect of stock-based compensation in 2005, as if the fair value method of accounting for stock compensation had been applied:

                                                 THREE MONTHS ENDED SIX MONTHS ENDED
                                                      JUNE 30,          JUNE 30,
                                                    -------------    -------------
                                                        2005             2005
                                                    -------------    -------------
Net income, as reported                             $     930,748    $   1,817,317
Less: Total stock-based employee
   compensation cost determined under the fair
   value based method, net of income taxes                (51,704)        (112,859)
                                                    -------------    -------------
   Pro forma net income                             $     879,044    $   1,704,458
                                                    =============    =============
Earnings per share:
   Basic - as reported                              $         .92    $        1.80
   Basic - pro forma                                          .87             1.69
   Diluted - as reported                                      .87             1.71
   Diluted - pro forma                                        .83             1.61

      Stock option expense recognized during the three months ended June 30, 2006 was $8,303,772 and a tax benefit of $3,031,081 was recognized. Stock option expense recognized during the six months ended June 30, 2006 was $8,365,818 and a tax benefit of $3,041,443 was recognized. Upon execution of the merger agreement, management concluded that the contingent cash settlement feature of the option plan required the recognition of an accrued liability and expense based on the fair value of outstanding options at period end.

      There were no stock options granted, forfeited or exercised in the first six months of 2006.

NOTE C -- NET INCOME PER SHARE

      The calculation of net income per share is summarized as follows:

                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                              JUNE 30,                     JUNE 30,
                                                    --------------------------   --------------------------
                                                       2006            2005         2006           2005
                                                    -----------    -----------   -----------    -----------
Basic
    Net income (loss)                               $(4,977,203)   $   930,748   $(4,286,447)   $ 1,817,317
                                                    ===========    ===========   ===========    ===========

    Average common shares outstanding                 1,029,767      1,010,452     1,027,812      1,008,617
                                                    ===========    ===========   ===========    ===========

    Net income (loss) per common share - basic      $     (4.83)   $       .92   $     (4.17)   $      1.80
                                                    ===========    ===========   ===========    ===========

Diluted
    Net income (loss)                               $(4,977,203)   $   930,748   $(4,286,447)   $ 1,817,317
                                                    ===========    ===========   ===========    ===========

    Average common shares outstanding                 1,029,767      1,010,452     1,027,812      1,008,617

    Dilutive potential due to stock options                  --         53,869            --         52,214
                                                    -----------    -----------   -----------    -----------

    Average common shares outstanding                 1,029,767      1,064,321     1,027,812      1,060,831
                                                    ===========    ===========   ===========    ===========

    Net income (loss) per common share - diluted    $     (4.83)   $       .87   $     (4.17)   $      1.71
                                                    ===========    ===========   ===========    ===========

      Because the Company reported a net loss for the quarter and year-to-date in 2006, the 214,000 outstanding stock options are not considered to be dilutive for this computation.

NOTE D -- SUBSEQUENT EVENT MERGER INFORMATION

      On April 13, 2006, the Company entered into a definitive Agreement and Plan of Merger with Commerce Bancshares, Inc. ("Commerce") and CBI-Kansas, Inc., a wholly-owned subsidiary of Commerce ("CBI-Kansas"), pursuant to which the Company will merge with and into CBI-Kansas with CBI-Kansas as the surviving corporation. While the required regulatory approvals have been obtained, and the Company's Shareholders have approved the merger, consummation of the merger is subject to the satisfaction of a number of customary closing conditions. The transaction is expected to be completed during the third quarter of 2006. In connection with the merger, the Bank will be merged with and into Commerce Bank, N.A., a wholly-owned subsidiary of CBI-Kansas. Upon consummation of the merger, all outstanding shares of West Pointe common stock will cease to be outstanding and will be converted into the right to receive shares of Commerce common stock or cash consideration, without interest, in accordance with the terms of the Agreement and Plan of Merger. In the merger, it is expected that Commerce will (i) issue up to 1,678,772 and no fewer than 1,099,384 shares of Commerce common stock and (ii) pay up to $20,225,000, for all shares of West Pointe common stock held by West Pointe shareholders immediately before completion of the merger. The cash consideration is limited to 25% of the total merger consideration.

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

West Pointe Stock Options:

      In connection with the proposed merger, West Pointe has accelerated the vesting of all unvested stock options. In the event that the holders of such stock options do not exercise their stock options prior to the closing date, then subject to receipt of Commerce's waiver of certain closing conditions, such holders will be paid in cash in connection with the closing. Upon execution of the merger agreement, management concluded that the contingent cash settlement feature of the option plan required the recognition of an accrued liability and expense based on the intrinsic value of the outstanding stock options.

West Pointe Agreements:

      In connection with the proposed merger, the benefits under certain of West Pointe's employment, salary continuation and split dollar agreements will vest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion describes West Pointe's results of operations during the three-month and six-month periods ended June 30, 2006 and 2005, and its financial condition, asset quality, and capital resources as of June 30, 2006 and December 31, 2005. This discussion should be read in conjunction with West Pointe's unaudited consolidated financial statements and notes thereto. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

OVERVIEW

      West Pointe recorded net losses of $4,977,203 and $4,286,447 for the second quarter and first six months of 2006, respectively compared to net income of $930,748 and $1,817,317 for the second quarter and first six months of 2005, respectively. Net income per diluted common share was $.87 and $1.71 for the second quarter and first six months of 2005, respectively. Net losses per diluted common share totaled $4.83 and $4.17 for the second quarter and first six months of 2006.

      The net losses recorded during the 2006 periods were primarily attributable to the recognition of compensation expenses, net of applicable income tax benefits, associated with the acceleration of vesting and potential cash settlement of West Pointe's stock options previously granted to the Company's directors and certain officers. Such vesting acceleration is expected in connection with the proposed merger of the Company and Commerce and CBI-Kansas.

      Total assets at June 30, 2006 decreased $17,794,698 to $459,596,334 from $477,391,032 at December 31, 2005. At June 30, 2006, loans totaled $260,540,298 compared to $255,699,529 at December 31, 2005. At June 30, 2006, securities totaled $147,483,657 compared to $167,905,905 at December 31, 2005. West
Pointe's primary funding source for assets is deposits, which totaled $375,863,151 at June 30, 2006 compared to $401,996,154 at December 31, 2005.

MERGER INFORMATION

      On April 13, 2006, West Pointe entered into a definitive Agreement and Plan of Merger with Commerce and CBI-Kansas, pursuant to which West Pointe will merge with and into CBI-Kansas with CBI-Kansas as the surviving corporation. While the required regulatory approvals have been obtained, and the Company's shareholders have approved the transaction, consummation of the merger is subject to a number of customary closing conditions. The transaction is expected to be completed during the third quarter of 2006. In connection with the merger, the Bank will be merged with and into Commerce Bank, N.A., a wholly-owned subsidiary of CBI-Kansas. Upon consummation of the merger, all outstanding shares of West Pointe common stock will cease to be outstanding and will be converted into the right to receive shares of Commerce common stock or cash consideration without interest, in accordance with the terms of the Agreement and Plan of Merger. In the merger, it is expected that Commerce will (i) issue up to 1,678,772 and no fewer than 1,099,384 shares of Commerce common stock and
(ii) pay up to $20,225,000, for all shares of West Pointe common stock held by West Pointe shareholders immediately before completion of the merger. The cash consideration is limited to 25% of the total merger consideration.

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

TABLE 1 - Comparative Statements of Income

                                                                   Three Months Ended
                                                                        June 30,                     Change
                                                              ----------------------------   ----------------------
                                                                  2006            2005          Amount      Percent
                                                              ------------    ------------   ------------   -------
Total interest income
     (fully tax-equivalent)                                   $  6,571,226    $  5,585,426   $    985,800     17.6%
Total interest expense                                           3,107,849       2,105,221      1,002,628     47.6
                                                              ------------    ------------   ------------
          Net interest income                                    3,463,377       3,480,205        (16,828)    (0.5)
Provision for loan losses                                               --          47,000        (47,000)  (100.0)
Noninterest income:
     Service charges on deposits                                   314,251         365,169        (50,918)   (13.9)
     Mortgage banking                                               92,755          98,914         (6,159)    (6.2)
     Trust fees                                                    144,506         161,579        (17,073)   (10.6)
     Brokerage and insurance services                               77,493         115,000        (37,507)   (32.6)
     Credit card income                                             74,012         109,463        (35,451)   (32.4)
     Increase in cash surrender value of life insurance            139,414         120,071         19,343     16.1
     Gain on sale of credit card portfolio                              --         167,258       (167,258)  (100.0)
     Other                                                          70,103          72,396         (2,293)    (3.2)
                                                              ------------    ------------   ------------
          Total Noninterest Income                                 912,534       1,209,850       (297,316)   (24.6)
                                                              ------------    ------------   ------------
Noninterest Expense:
     Employee compensation and benefits                          1,697,290       1,741,101        (43,811)    (2.5)
     Compensation expense-stock options                          8,303,772              --      8,303,772       NM
     Occupancy, net                                                218,713         196,735         21,978     11.2
     Furniture and equipment                                       183,529         184,689         (1,160)    (0.6)
     Legal and professional fees                                   755,213         140,342        614,871    438.1
     Data processing                                               137,797         134,295          3,502      2.6
     Advertising                                                   104,985         107,018         (2,033)    (1.9)
     Other                                                         733,106         723,040         10,066      1.4
                                                              ------------    ------------   ------------
          Total Noninterest Expense                             12,134,405       3,227,220      8,907,185    276.0
                                                              ------------    ------------   ------------
Income (Loss) Before Income Taxes                               (7,758,494)      1,415,835     (9,174,329)  (648.0)
Less: tax-equivalent adjustment                                    203,490         186,787         16,703      8.9
Income tax expense (benefit)                                    (2,984,781)        298,300     (3,283,081)      NM
                                                              ------------    ------------   ------------
Net Income (Loss)                                             $ (4,977,203)   $    930,748   $ (5,907,951)  (634.8)%
                                                              ============    ============   ============

NM-Not Meaningful

TABLE 1 - Comparative Statements of Income

                                                                   Six Months Ended
                                                                       June 30,                       Change
                                                             ----------------------------   ----------------------
                                                                 2006           2005           Amount      Percent
                                                             ------------    ------------   ------------   -------
Total interest income
     (fully tax-equivalent)                                  $ 12,956,304    $ 10,985,497   $  1,970,807     17.9%
Total interest expense                                          6,029,576       4,040,534      1,989,042     49.2
                                                             ------------    ------------   ------------
          Net interest income                                   6,926,728       6,944,963        (18,235)    (0.3)
Provision for loan losses                                              --           2,000         (2,000)  (100.0)
Noninterest income:
     Service charges on deposits                                  634,301         692,444        (58,143)    (8.4)
     Mortgage banking                                             164,704         162,918          1,786      1.1
     Trust fees                                                   302,309         331,817        (29,508)    (8.9)
     Brokerage and insurance services                             191,738         178,632         13,106      7.3
     Credit card income                                           154,565         212,899        (58,334)   (27.4)
     Increase in cash surrender value of life insurance           265,260         233,959         31,301     13.4
     Gains on sale of securities, net                                  --         378,516       (378,516)  (100.0)
     Other                                                        179,596         138,168         41,428     30.0
                                                             ------------    ------------   ------------
          Total Noninterest Income                              1,892,473       2,329,353       (436,880)   (18.8)
                                                             ------------    ------------   ------------
Noninterest Expense:
     Employee compensation and benefits                         3,421,315       3,428,463         (7,148)    (0.2)
     Compensation expense-stock options                         8,365,818              --      8,365,818       NM
     Occupancy, net                                               427,007         386,565         40,442     10.5
     Furniture and equipment                                      370,079         364,609          5,470      1.5
     Legal and professional fees                                  965,301         339,788        625,513    184.1
     Data processing                                              264,758         255,542          9,216      3.6
     Advertising                                                  207,831         223,753        (15,922)    (7.1)
     Other                                                      1,542,159       1,517,176         24,983      1.6
                                                             ------------    ------------   ------------
          Total Noninterest Expense                            15,564,268       6,515,896      9,048,372    138.9
                                                             ------------    ------------   ------------
Income (Loss) Before Income Taxes                              (6,745,067)      2,756,420     (9,501,487)  (344.7)
Less: tax-equivalent adjustment                                   411,923         381,403         30,520      8.0
Income tax expense (benefit)                                   (2,870,543)        557,700     (3,428,243)  (614.7)
                                                             ------------    ------------   ------------
Net Income (Loss)                                            $ (4,286,447)   $  1,817,317   $ (6,103,764)  (335.9)%
                                                             ============    ============   ============

NM-Not Meaningful

NET INTEREST INCOME

      Tax-equivalent net interest income remained stable for the second quarter and first six months of 2006 compared to the same periods of 2005. The increases in tax-equivalent interest income were offset by increases in total interest expense.

      Total tax-equivalent interest income increased $985,800 or 17.6% for the second quarter of 2006 compared to the same period of 2005 and increased $1,970,807 or 17.9% for the first six months of 2006 compared to the same period of 2005. The increases in tax-equivalent interest income for the periods compared were primarily due to a higher interest rate environment coupled with higher volumes of interest earning assets. Average interest earning assets increased $19,041,293 or 4.6% to $429,687,518 for the second quarter of 2006 compared to the same period of 2005 and increased $23,027,119 or 5.6% to $433,396,833 for the first six months of 2006 compared to the same period of 2005. The increases in average interest earning assets were primarily due to internal growth in the loan portfolio and an increase in securities. The average rate earned on interest earning assets increased to 6.09% for the second quarter of 2006 from 5.41% for the same period of 2005. The average rate earned on interest earning assets increased to 5.97% for the first six months of 2006 from 5.35% for the same period of 2005. The increases in the average rates earned were primarily due to the higher interest rate environment. Since the beginning of 2005, there have been twelve increases in the prime-lending rate totaling 300 basis points. West Pointe's loan portfolio yields tend to follow trends in the prime-lending rate. While loan yields tend to follow trends in the prime-lending rate, they may not follow simultaneously with such trends.

      Total interest expense increased $1,002,628 or 47.6% for the second quarter of 2006 compared to the same period of 2005 and increased $1,989,042 for the first six months of 2006 compared to the same period of 2005. The increases in interest expense were primarily attributable to the higher interest rate environment coupled with a higher volume of interest bearing liabilities. Average interest bearing liabilities increased 4.0% to $373,453,920 for the second quarter of 2006 compared to the same period of 2005 and increased 4.9% to $378,750,271 for the first six months of 2006 compared to the same period of 2005. The increase in average interest bearing liabilities was primarily due to increases in the average balances of savings and money market deposits, time deposits and repurchase agreements, partially offset by a decrease in the average balance of interest bearing demand deposits. The average interest rate paid on interest bearing liabilities increased to 3.33% during the second quarter of 2006 from 2.35% for the same period of 2005 and increased to 3.21% for the first six months of 2006 from 2.25% for the same period of 2005.

      The net interest margin was 3.19% for the second quarter of 2006 compared to 3.36% for the second quarter of 2005. The net interest margin was 3.17% for the first six months of 2006 compared to 3.37% for the same period of 2005. The decrease in the net interest margin for the periods compared resulted from the Company's cost of funds on interest bearing liabilities increasing at a faster pace than the Company's yield on interest earning assets. West Pointe management continues efforts to monitor and maintain the Company's net interest margin.

PROVISION FOR LOAN LOSSES

      The Company did not record a provision for loan losses during the second quarter or the first six months of 2006. The Company recorded provisions for loan losses of $47,000 and $2,000 for the second quarter and first six months of 2005, respectively. The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the adequacy of the allowance for loan losses. Factors which influence management's determination of the provision for loan losses include, among other things, a review of individual loans, size and quality of the loan portfolio, current and projected economic conditions, regulatory guidelines, and historical loan loss experience. Continued improvement in asset quality indicators, in particular, lower levels of nonperforming loans and modest net charge-offs contributed to the modest provisions for loan losses recorded during the 2005 periods. Lower levels of nonperforming loans, also resulted in no provisions for loan losses being recorded during the second quarter and first six months of 2006. In addition, during 2005, the U. S. Department of Defense through the Base Realignment and Closure (BRAC) Commission determined that, unlike several other military bases, Scott Air Force Base, vital to the local economy in West Pointe's market area, was not to be considered for closure. As a result, and in accordance with management's continuing allowance for loan loss methodology review, West Pointe determined that a reserve associated with the possible closure of Scott Air Force Base was no longer necessary. Closure of the base could have resulted in additional loan loss exposure to West Pointe. During 2006, the impact on the provision for loan losses that resulted from these items was offset by net loans charged off that were largely specifically reserved for at December 31, 2005. Activity in the allowance for loan losses and nonperforming loan data is presented under "ASSET QUALITY."

NONINTEREST INCOME

      Total noninterest income was $912,534 for the second quarter of 2006 compared to $1,209,850 for the second quarter of 2005. Total noninterest income was $1,892,473 for the first six months of 2006 compared to $2,329,353 for the first six months of 2005. Service charges on deposit accounts decreased $50,918 for the second quarter of 2006 compared to the second quarter of 2005 and decreased $58,143 for the six-month periods compared. The decrease for the quarters compared partially resulted from a reduction in the volume of service charges on business deposit accounts. The decrease for the six-month periods compared partially resulted from a reduction in the volume of service charges on business deposit accounts, partially offset by modest increases in charges for insufficient funds and overdrafts. Many of West Pointe's commercial deposit accounts receive an earnings credit on balances maintained. These earnings credits are used to reduce scheduled service charges and increase or decrease as interest rates rise or fall. As a result of the higher interest rate environment, these earnings credits increased, thus reducing the level of service charges being assessed. Income from mortgage banking services decreased $6,159 for the second quarter of 2006 compared to the second quarter of 2005 and increased $1,786 for the six-month periods compared. The decrease in mortgage banking income for the quarters compared was primarily due to a slightly lower level of mortgage origination and refinancing activities. Mortgage loan sales volume depends heavily on, among other things, the strength of the local real estate market. As of June 30, 2006, management anticipates that the level of mortgage banking income will remain stable during the remainder of 2006. Income from trust fees decreased $17,073 for the second quarter of 2006 compared to the second quarter of 2005 and decreased $29,508 for the six-month periods compared. The decreases for the periods compared were partially attributable to the 2005 receipt of one-time fees charged in connection with the administration of certain estates. Income from trust fees is derived primarily from management of estates, personal trusts and investment agencies. Income from brokerage and insurance services decreased $37,507 for the second quarter of 2006 compared to the second quarter of 2005 and increased $13,106 for the six-month periods compared. The decrease in revenues from brokerage and insurance services for the quarters compared primarily relates to a reduced level of annuity sales in the second quarter of 2006 versus the second quarter of 2005. Products offered through our brokerage and insurance function include stocks, bonds, mutual funds, annuities and other non-deposit investment products. Credit card income decreased $35,451 for the second quarter of 2006 compared to the second quarter of 2005 and decreased $58,334 for the six-month periods compared. Credit card income primarily consists of revenues received from West Pointe's "debit" card product and interchange fees received on credit card transactions. During the third quarter of 2005, West Pointe sold the Company's credit card portfolio to an unaffiliated bank. The decision to sell the portfolio was based, in part, on management's analysis of the program's level of contribution to West Pointe's earnings. The sale was completed following the purchaser's due diligence examination and the execution of a definitive agreement. Despite the sale of its credit card portfolio, under the terms of the definitive agreement, West Pointe will continue to receive a portion of the interchange revenues on credit card transactions. During the second quarter of 2006, West Pointe recorded an increase in cash surrender value of life insurance of $139,414 compared to an increase in cash surrender value of life insurance of $120,071 recorded during the second quarter of 2005. During the first six months of 2006, West Pointe recorded an increase in cash surrender value of life insurance of $265,260 compared to an increase in cash surrender value of life insurance of $233,959 recorded during the first six months of 2005. These cash surrender value increases relate to various bank owned life insurance (BOLI) policies. Certain of the insurance policies serve as funding mechanisms for West Pointe's director fee deferral program. The remaining policies serve as funding mechanisms for various employee benefit plans. These BOLI policies provide certain benefits to the Company including, but not limited to, the exclusion from income taxes on the increase in their cash surrender values. The increase in income from this component of noninterest income was partially attributable to the purchase of additional BOLI policies during the second quarter of 2005. Net securities gains recorded during the second quarter and first six months of 2005 totaled $167,258 and $378,516, respectively. Net securities gains recorded during 2005 resulted from opportunities in the marketplace to take such gains. No securities gains or losses were recorded during the second quarter or first six months of 2006. Other noninterest income includes such items as interchange fees on automated teller machine (ATM) transactions, safe deposit rental fees, check printing fees, wire transfer fees and other miscellaneous fees. Collectively, the components of other noninterest income generated revenues of $70,103 and $179,596 for the second quarter and first six months of 2006, respectively, compared to $72,396 and $138,168 for the second quarter and first six months of 2005, respectively. The increase in other noninterest income for the six-month periods compared was primarily attributable to the recognition of a gain of $25,056 on the sale of one of West Pointe's parcels of real property. The subject parcel of real property was purchased in the fourth quarter of 2004. The remainder of the increase in other noninterest income for the six-month periods compared was attributable to modest increases in a number of categories of noninterest income.

NONINTEREST EXPENSE

      Total noninterest expense was $12,134,405 for the second quarter of 2006 compared to $3,227,220 for the second quarter of 2005. For the first six months of 2006, total noninterest expense was $15,564,268 compared to $6,515,896 for the same period of 2005. The increases in noninterest expense for the periods compared were primarily attributable to compensation expenses associated with the Company's stock options and increased legal and professional fees. Employee compensation and benefit expenses decreased $43,811 for the second quarter of 2006 compared to the second quarter of 2005 and decreased $7,148 for the six-month periods compared. The decreases in employee compensation and benefits for the periods compared were primarily attributable to a reduction in Company staffing levels and reduced medical insurance benefit costs. As of June 30, 2006, the Company had 119 full-time equivalent employees versus 124 full-time equivalent employees as of June 30, 2005. The decreases in employee compensation and benefit expenses that resulted from the reduced staffing levels in reduced medical insurance benefit costs were partially offset by normal merit increases and increased costs associated with the salary continuation agreements established for various company officers. Compensation expense relating to stock options of $8,303,772 and $8,365,818 was recognized during the second quarter and first six months of 2006. The Company's option plan provides for a contingent cash payout of the intrinsic value of stock options upon a change in control. Since the merger of the Company is probable, the Company recognized the expense and the resulting liability as of June 30, 2006. Net occupancy expenses increased $21,978 for the second quarter of 2006 compared to the second quarter of 2005 and increased $40,442 for the six-month periods compared. The increases in net occupancy expenses for the periods compared were primarily attributable to increased building repair and maintenance costs. Furniture and equipment expenses increased $5,470 for the first six months of 2006 compared to the first six months of 2005 and decreased modestly for the quarters compared. The modest increase in furniture and equipment expenses for the periods compared was primarily due to normal operations. Legal and professional fees increased $614,871 for the second quarter of 2006 compared to the second quarter of 2005 and increased $625,513 for the six-month periods compared. The increases in legal and professional fees for the periods compared primarily related to expenses incurred in connection with the proposed merger of the Company and Commerce. In addition to the legal expenses incurred in connection with the merger, legal and professional fees incurred in 2006 also included a professional fee in the amount of $235,000 paid to Stifel, Nicolaus & Company, Incorporated ("Stifel"). That payment was made in connection with the fairness opinion that Stifel issued to West Pointe's board of directors, which indicated that, from a financial point of view, the consideration to be received by West Pointe shareholders in the merger is fair. Data processing expenses increased $3,502 for the second quarter of 2006 compared to the second quarter of 2005 and increased $9,216 for the six-month periods compared. The increases in data processing fees for the periods compared were primarily attributable to normal operations. Advertising expenses decreased $2,033 for the second quarter of 2006 compared to the second quarter of 2005 and decreased $15,922 for the six-month periods compared. The decreases in advertising expenses for the periods compared were primarily attributable to the cost of expanded promotional activities during the second quarter and first six months of 2005. Other noninterest expense increased $10,066 for the second quarter of 2006 compared to the second quarter of 2005 and increased $24,983 for the six-month periods compared. Other noninterest expense includes such items as FDIC insurance premiums, mortgage banking expenses, contributions, telephone expenses, postage costs, certain credit card program expenses and other miscellaneous expenses. The increase in other noninterest expense for the six-month periods compared was primarily attributable to the first quarter recognition of a write down of $90,000 and a loss of $74,374 on the sale of one parcel of foreclosed property. The impact on noninterest expense that resulted from that loss was partially offset by decreases in several other components of this category.

INCOME TAX EXPENSE

      West Pointe recorded income tax benefits of $2,984,781 and $2,870,543 for the second quarter and first six months of 2006, respectively, compared to income tax expense of $298,300 and $557,700 recorded during the second quarter and first six months of 2005, respectively. The substantial income tax benefits recorded during the 2006 periods primarily related to the acceleration of vesting and potential cash settlement of the Company's stock options, which is anticipated in connection with the merger. The 2006 income tax benefits resulting from this issue were partially offset by the impact of other pre-tax net income generated by the Company. The effective income tax rates were 24.3% and 23.5% for the second quarter and first six months of 2005, respectively. The effective income tax rates resulting from the recorded income tax benefits were 37.5% and 40.1% for the second quarter and first six months of 2006, respectively.

FINANCIAL CONDITION

GENERAL

      Certain components of West Pointe's consolidated balance sheet at June 30, 2006 compared to December 31, 2005 are presented in summary form in Table 2. Total assets decreased $17,794,698 to $459,596,334 compared to $477,391,032 at
December 31, 2005. The decrease in total assets was primarily due to a decrease in the volume of securities, partially offset by an increase in volume of loans.

      TABLE 2 - Selected Comparative Balance Sheet Items

                                         June 30,     December 31,
                                           2006           2005
                                       ------------   ------------
Total assets                           $459,596,334   $477,391,032
Loans                                   260,540,298    255,699,529
Securities                              147,483,657    167,905,905
Deposits                                375,863,151    401,996,154
Repurchase agreements                    23,886,239     25,192,276
Federal Home Loan Bank advances           6,800,000             --
Subordinated debentures                  10,310,000     10,310,000
Stockholders' equity                     29,905,642     35,616,201

LOANS

      Loans increased 1.9%, or $4,840,769 to $260,540,298 from year-end 2005 to
June 30, 2006. The Company experienced growth in the commercial, financial and agricultural and real estate construction segments of the loan portfolio. The real estate construction segment of the loan portfolio increased $7,485,168 from year-end 2005 to June 30, 2006. The increases in the aforementioned segments of the loan portfolio were partially offset by decreases in the remaining segments of West Pointe's loan portfolio.

      Table 3 presents the composition of the loan portfolio by type of borrower and major loan category and the percentage of each to the total portfolio for the periods presented.

TABLE 3 - Loan Portfolio Composition

                                                   June 30,                December 31,
                                                     2006                      2005
                                             ---------------------     ---------------------
                                                Amount     Percent        Amount     Percent
                                             ------------  -------     ------------  -------
Commercial borrowers:
Commercial, financial and agricultural       $ 66,988,954     25.7%    $ 65,768,521    25.7%
Commercial real estate                         74,609,802     28.6       77,458,569    30.3
Real estate construction                       59,053,658     22.7       51,568,490    20.2
                                             ------------    -----     ------------  ------
         Total commercial                     200,652,414     77.0      194,795,580    76.2
                                             ------------    -----     ------------  ------

Consumer borrowers:
1-4 family residential real estate             50,930,936     19.6       51,722,980    20.2
Other consumer loans                            8,956,948      3.4        9,180,969     3.6
                                             ------------    -----     ------------  ------
         Total consumer                        59,887,884     23.0       60,903,949    23.8
                                             ------------    -----     ------------  ------
         Loans, gross                        $260,540,298    100.0%    $255,699,529   100.0%
                                             ============    =====     ============   =====

LOANS HELD FOR SALE

      Loans held for sale increased $147,000 to $480,000 at June 30, 2006 compared to $333,000 at year-end 2005. At June 30, 2006 and December 31, 2005, loans held for sale consisted solely of mortgage loans awaiting sale in the secondary market. All loans held for sale are carried at the lower of aggregate cost or fair value.

SECURITIES

      Total securities decreased $20,422,248 to $147,483,657 at June 30, 2006 compared to $167,905,905 at year-end 2005. The security portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds not needed to fund loan demand. The security portfolio also supplies securities as required collateral for certain deposits and for repurchase agreements. The majority of this decrease resulted from principal payments received on the Company's mortgage-backed securities and from maturities of securities. Proceeds from the aforementioned principal payments and maturities were partially used to fund West Pointe's increased loan demand. Additional information regarding West Pointe's repurchase agreements is presented and discussed under "Borrowings."

      All of West Pointe's securities are classified as available for sale. Available for sale securities are recorded at fair value. Net unrealized losses on available for sale securities totaled $4,301,207 and $2,250,271 at June 30, 2006 and December 31, 2005, respectively. The change in net unrealized losses from December 31, 2005 to June 30, 2006 was primarily attributable to a higher interest rate environment.

      Table 4 presents the composition of securities at their carrying values for the periods presented.

      TABLE 4 - Security Portfolio Composition

                                                         June 30,     December 31,
                                                           2006          2005
                                                       ------------   ------------
Available for sale securities:
U.S. government agencies                               $  8,466,661   $ 12,592,707
Mortgage-backed securities                               90,063,603    105,830,332
Obligations of states and political subdivisions         48,953,393     49,482,866
                                                       ------------   ------------
     Total available for sale                          $147,483,657   $167,905,905
                                                       ============   ============

      Table 5 presents the composition of securities with unrealized losses at June 30, 2006, presented by length of time in an unrealized loss position.

      TABLE 5 - Composition of Securities with Unrealized Losses

                                    Less than 12 Months              12 Months or More                  Total
                                ---------------------------    ---------------------------    ---------------------------
                                    Fair        Unrealized         Fair        Unrealized        Fair        Unrealized
                                    Value          Loss            Value          Loss           Value          Loss
                                ---------------------------    ---------------------------    ---------------------------
U.S. government agencies        $  8,466,661   $   (190,130)   $         --   $         --    $  8,466,661   $   (190,130)
Mortgage-backed securities        36,235,691     (1,505,046)     51,306,614     (1,949,115)     87,542,305     (3,454,161)
Obligations of states and
   political subdivisions         19,601,502       (653,065)     14,378,578       (427,078)     33,980,080     (1,080,143)
                                ---------------------------    ---------------------------    ---------------------------
Total temporarily impaired      $ 64,303,854   $ (2,348,241)   $ 65,685,192   $ (2,376,193)   $129,989,046   $ (4,724,434)
                                ===========================    ===========================    ===========================

      West Pointe management does not currently expect any losses to result from any unrealized losses in the portfolio, as maturities of securities and other funding sources should meet the Company's liquidity needs. Any losses taken will result from strategic or discretionary decisions to adjust the security portfolio.

FEDERAL HOME LOAN BANK STOCK

      West Pointe's holdings of Federal Home Loan Bank stock decreased $5,190,540 to $8,772,428 at June 30, 2006 from $13,962,968 at December 31, 2005.
The decrease in these holdings for the periods compared resulted from a voluntarily redemption of Federal Home Loan Bank stock in June 2006.

DEPOSITS

      West Pointe's deposit base is its primary source of liquidity and consists of deposits originating within the communities served by its banking locations. Deposits are West Pointe's primary and most reliable funding source for interest-earning assets.

      Total deposits decreased $26,133,003 to $375,863,151 at June 30, 2006 from $401,996,154 at year-end 2005. The noninterest bearing demand deposit and interest bearing demand deposit components of the deposit portfolio decreased $1,273,432 and $361,944, respectively, from year-end 2005. The decreases in these components of the deposit portfolio were primarily attributable to normal fluctuations. The savings and money market deposit component of the deposit portfolio decreased $27,032,566 from year-end 2005. The decrease in this component of the deposit portfolio was partially associated with a reduction in balances maintained by one commercial deposit customer. The time deposit components increased $2,534,949 from year-end 2005. The increases in the time deposit portfolio components were primarily attributable to normal growth in operations.

      Table 6 sets forth the composition of deposits and the percentage of each category to total deposits for the periods presented.

TABLE 6 - Deposit Liability Composition

                                                   June 30,                    December 31,
                                                    2006                           2005
                                         ----------------------------   ---------------------------
                                            Amount            Percent      Amount            Percent
                                         ------------         -------   ------------         -------
Noninterest bearing demand deposits      $ 50,370,379           13.4%   $ 51,643,811           12.8%
Interest bearing demand deposits           10,575,985            2.8      10,937,929            2.7
Savings and money market deposits         129,995,487           34.6     157,028,053           39.1
Time deposits $100,000 or more             68,625,840           18.3      68,748,406           17.1
Time deposits less than $100,000          116,295,460           30.9     113,637,955           28.3
                                         ------------          -----    ------------          -----
     Total deposits                      $375,863,151          100.0%   $401,996,154          100.0%
                                         ============          =====    ============          =====

BORROWINGS

      Total borrowings amounted to $40,996,239 at June 30, 2006 compared to $35,502,276 at year-end 2005. At June 30, 2006, borrowings consisted of repurchase agreements, Federal Home Loan Bank advances and subordinated debentures. At year-end 2005, borrowings consisted of repurchase agreements and subordinated debentures.

      At June 30, 2006, repurchase agreements totaled $23,886,239 compared to $25,192,276 at year-end 2005. These borrowings serve as an alternative funding source to deposits. The majority of the Company's repurchase agreements were in the form of cash management repurchase agreement accounts. Such accounts involve the daily transfer of excess funds from noninterest bearing deposit accounts into interest bearing cash management repurchase agreement accounts. Cash management repurchase agreement accounts are marketed to commercial and individual deposit customers and are considered to be a stable source of funds. Repurchase agreements, other than cash management repurchase agreements, generally represent an alternative to short-term certificates of deposit. The decrease in repurchase agreement balances from year-end 2005 to June 30, 2006 was primarily due to normal fluctuations in this category of borrowings.

      At June 30, 2006, the Bank had one $6,800,000 Federal Home Loan Bank overnight advance. This overnight advance served as a funding alternative to federal funds purchased.

      At June 30, 2006 and December 31, 2005, West Pointe had subordinated debentures totaling $10,310,000. On December 15, 2004, the Company completed a private placement to an institutional investor of $10,000,000 of floating rate trust preferred securities, through a newly formed unconsolidated Delaware trust affiliate, West Pointe Statutory Trust I (the "Trust"). The trust preferred securities mature in December 2034, are redeemable at the Company's option beginning in five years, and require quarterly distributions by the Trust to the holder of the trust preferred securities, initially at an interest rate of 4.70%, which resets quarterly at the three-month LIBOR rate plus 2.25%. As of June 30, 2006, this obligation reflected an interest rate of 7.58%.

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

      At June 30, 2006, nonperforming assets totaled $1,302,433 or .28% of total assets, compared to nonperforming assets at year-end 2005 of $2,384,314 or .50% of total assets. Nonperforming assets at June 30, 2006 included $739,716 relating to two parcels of foreclosed property. All foreclosed property is held for sale and is initially recorded on an individual property basis at estimated fair value less cost to sell. Subsequent to foreclosure, management evaluates the foreclosed properties and a valuation allowance is established if the estimated fair value declines. As of June 30, 2006, management does not anticipate any significant losses upon the disposition of the remaining foreclosed property. At June 30, 2006, nonperforming loans in the commercial real estate segment of the portfolio increased $161,351 compared to December 31, 2005. At June 30, 2006, nonperforming loans in this category consisted of one loan to a commercial borrower totaling $259,796. Management is in various stages of workout to remedy or liquidate this and other nonperforming loans. Nonperforming loans in the 1-4 family residential real estate segment of the loan portfolio decreased $390,124 from year-end 2005 to June 30, 2006. The remaining categories of nonperforming loans remained relatively stable at June 30, 2006 compared to December 31, 2005.

            Table 7 sets forth a summary of West Pointe's loan portfolio mix and nonperforming assets.

TABLE 7 - Loan Portfolio Mix and Nonperforming Assets

                                                   June 30, 2006                 December 31, 2005
                                           -----------------------------   -----------------------------
                                            Loans and                       Loans and
                                            Foreclosed    Non-performing    Foreclosed    Non-performing
                                             Property         Assets         Property         Assets
                                            -----------   --------------    -----------   --------------
Commercial borrowers:
Commercial, financial and agricultural     $ 66,988,954    $    148,349    $ 65,768,521    $    173,215
Commercial real estate                       74,609,802         259,796      77,458,569          98,445
Real estate construction                     59,053,658              --      51,568,490              --
                                           ------------    ------------    ------------    ------------
      Total commercial                      200,652,414         408,145     194,795,580         271,660

Consumer borrowers:
1-4 family residential real estate           50,930,936          79,939      51,722,980         470,063
Other consumer loans                          8,956,948          74,633       9,180,969         104,834
                                           ------------    ------------    ------------    ------------
      Total consumer                         59,887,884         154,572      60,903,949         574,897
                                           ------------    ------------    ------------    ------------
      Total loans                           260,540,298         562,717     255,699,529         846,557
Foreclosed property                             739,716         739,716       1,537,757       1,537,757
                                           ------------    ------------    ------------    ------------
      Total                                $261,280,014    $  1,302,433    $257,237,286    $  2,384,314
                                           ============    ============    ============    ============

Nonaccrual loans                                           $    560,801                    $    517,108
Accruing loans past due 90 days or more                           1,916                         329,449
                                                           ------------                    ------------
   Total nonperforming loans                                    562,717                         846,557
Foreclosed property                                             739,716                       1,537,757
                                                           ------------                    ------------
   Total nonperforming assets                              $  1,302,433                    $  2,384,314
                                                           ============                    ============

Nonperforming loans to total loans                                  .22%                            .33%
Nonperforming assets to total loans
   and foreclosed property                                          .50%                            .93%
Nonperforming assets to total assets                                .28%                            .50%

            Net recoveries for the second quarter of 2006 totaled $23,226 compared to net charge-offs of $36,751 for the second quarter of 2005. Net charge-offs for the first six months of 2006 totaled $44,434 compared to net charge-offs of $111,903 for the first six months of 2005. Net recoveries recorded during the second quarter of 2006 in the commercial real estate segment of the loan portfolio related to one loan to a commercial borrower. Charge-offs and recoveries recorded during the quarters compared in all other segments of the loan portfolio were not significant.

            West Pointe's allowance for loan losses at June 30, 2006 decreased to $1,957,625 from $2,583,000 at June 30, 2005 and $2,002,059 at December
      31, 2005. The decrease in the allowance for loan losses at June 30, 2006 compared to June 30, 2005 resulted from net charge-offs that were largely specifically reserved for, the aforementioned recovery and a significant reduction in nonperforming loans. At June 30, 2006, the allowance for loan losses represented 347.89% of nonperforming loans compared to 106.85% at June 30, 2005 and 236.49% at December 31, 2005. Decreased levels of nonperforming loans were the primary factors resulting in the higher ratios of the allowance for loan losses to nonperforming loans at June 30, 2006 and December 31, 2005 compared to June 30, 2005.

            Table 8 presents information pertaining to the activity in and an analysis of West Pointe's allowance for loan losses for the periods presented.

TABLE 8 - Allowance For Loan Losses

                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         JUNE 30,                      JUNE 30,
                                              ---------------------------    --------------------------
                                                 2006            2005           2006           2005
                                              -----------     -----------    -----------    -----------
Balance at beginning of period                $ 1,934,399     $ 2,572,751    $ 2,002,059    $ 2,692,903
Loans charged off:
   Commercial, financial and agricultural              29              --         34,198         18,998
   Real estate:
      Commercial                                       --              --         55,762          2,767
      Residential                                  34,807           3,055         35,110         32,055
                                              -----------     -----------    -----------    -----------
         Total real estate                         34,807           3,055         90,872         34,822
   Consumer                                        10,623          44,084         23,300         91,089
                                              -----------     -----------    -----------    -----------
         Total charge-offs                         45,459          47,139        148,370        144,909
                                              -----------     -----------    -----------    -----------

Recoveries of loans previously charged off:
   Commercial, financial and agricultural           2,557           8,288         25,964         21,755
   Real Estate:
      Commercial                                   50,000              --         50,000             --
      Residential                                   6,834              --         11,166             --
                                              -----------     -----------    -----------    -----------
         Total real estate                         56,834              --         61,166             --
   Consumer                                         9,294           2,100         16,806         11,251
                                              -----------     -----------    -----------    -----------
         Total recoveries                          68,685          10,388        103,936         33,006
                                              -----------     -----------    -----------    -----------

Net charge-offs (recoveries)                      (23,226)         36,751         44,434        111,903
Provision for loan losses                              --          47,000             --          2,000
                                              -----------     -----------    -----------    -----------
Balance at end of period                      $ 1,957,625     $ 2,583,000    $ 1,957,625    $ 2,583,000
                                              ===========     -----------    ===========    ===========

Net charge-offs (recoveries) (annualized)
   as a percent of average total loans               (.04)%           .06%           .03%           .09%
Allowance for loan losses to total loans              .75%           1.04%           .75%          1.04%
Allowance for loan losses to
   nonperforming loans                             347.89%         106.85%        347.89%        106.85%

CAPITAL RESOURCES

CAPITAL RESOURCES

      Total stockholders' equity decreased $5,710,559 from $35,616,201 at December 31, 2005 to $29,905,642 at June 30, 2006. West Pointe recorded a net loss for the six-months ended June 30, 2006 of $4,286,447. The decrease to total stockholders' equity was also impacted by the change in other comprehensive loss. At June 30, 2006, West Pointe recorded an accumulated other comprehensive loss of $2,666,748 compared to $1,395,168 at December 31, 2005. The change in the accumulated other comprehensive loss is comprised of the unrealized gain or loss on available for sale securities.

      Financial institutions are required to maintain ratios of capital to assets in accordance with guidelines promulgated by the federal banking regulators. The guidelines are commonly known as "Risk-Based Guidelines" as they define the capital level requirements of a financial institution based upon the level of credit risk associated with holding various categories of assets. The Risk-Based Guidelines require minimum ratios of Tier 1 and Total Capital to risk-weighted assets of 4% and 8%, respectively. At June 30, 2006, West Pointe's Tier 1 and Total Capital ratios were 14.09% and 14.74%, respectively. In addition to the Risk-Based Guidelines, the federal banking agencies have established a minimum leverage ratio guideline for financial institutions (the "Leverage Ratio Guideline"). The Leverage Ratio Guideline provides for a minimum ratio of Tier 1 capital to average assets of 4%. West Pointe's leverage ratio at June 30, 2006, was 9.15%. Accordingly, West Pointe has satisfied these regulatory guidelines.

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

      In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise's financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Management does not expect the adoption of FIN 48 to have a material impact on the financial position or results of operations of the Company.

CRITICAL ACCOUNTING POLICIES

      There have been no significant changes in the Company's critical accounting policies from those disclosed as of December 31, 2005.

CONTRACTUAL OBLIGATIONS

      The Company enters into certain contractual obligations in the ordinary course of operations. The required payments under these contracts represent future cash requirements of the Company. The Company's significant fixed and determinable contractual obligations, as of June 30, 2006, are set forth in the following table:

                                                                        Payments Due
                                          ------------------------------------------------------------------------
                                                           After One     After Three
                                                              Year          Years
                                            One Year        Through        Through         After
                                            Or Less       Three Years    Five Years     Five Years       Total
                                          ------------   ------------   ------------   ------------   ------------
Time certificates of deposit              $135,067,357   $ 42,320,534   $  7,454,189   $     79,220   $184,921,300
Federal Loan Bank advances                   6,800,000             --             --             --      6,800,000
Subordinated debentures                             --             --             --     10,310,000     10,310,000
Operating leases                                47,520         19,800             --             --         67,320
                                          ------------   ------------   ------------   ------------   ------------
   Total contractual cash obligations     $141,914,877   $ 42,340,334   $  7,454,189   $ 10,389,220   $202,098,620
                                          ============   ============   ============   ============   ============

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

            The Company's proposed merger with a wholly-owned subsidiary of Commerce (described in more detail elsewhere in this Quarterly Report on Form 10-Q) is anticipated to close in the third quarter of 2006. The merger has been approved by the Company's shareholders and the required regulatory approvals have been received. However, consummation of the merger is also subject to a number of other closing conditions. If the merger is not completed for any reason, the Company's reputation, operations and financial condition may be harmed.

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

                               Issuer Purchases of Equity Securities
             ------------------------------------------------------------------------
                                               Total Number of       Maximum Number
                                               Shares Purchased    of Shares that May
             Total Number                    as Part of Publicly    Yet Be Purchased
              of Shares     Average Price      Announced Plans     Under the Plans or
  Period      Purchased     Paid per Share       or Programs            Programs
----------   ------------   --------------   -------------------   ------------------
April 2006             --               --                    --                   --
May 2006               --               --                    --                   --
June 2006             229   $        67.12                    --                   --
             ------------   --------------   -------------------   ------------------
   Total              229   $        67.12                    --                   --
             ============   ==============   ===================   ==================

            Approximately 218 shares were repurchased by the Company in connection with the termination of the Company's Amended and Restated Dividend Reinvestment Plan on June 12, 2006 at a per share price of $70.44. In addition, approximately 11 shares, which were repurchased by the Company from time to time over the life of the plan, were transferred from a breakage account to the Company.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Proxies were mailed to shareholders on March 29, 2006 for the Company's Annual Meeting of Shareholders, which was held on April 19, 2006. The only matter submitted to, and approved by, shareholders is listed below, as is a tabulation of voting.

            (1) The following persons nominated as Directors were re-elected:

     Class III           For        Against   Withheld
------------------   ------------   -------   --------
Terry W. Schaefer    692,224.6240      0       36,392
Edward J. Szewczyk   728,616.6240      0            0
Wayne W. Weeke       728,616.6240      0            0

            Other directors continuing in office are as follows: William C. Allison, Harry E. Cruncleton, David G. Embry, Jack B. Haydon and Charles G. Kurrus, III.

            Proxies were mailed to shareholders on June 19, 2006 for the Company's Special Meeting of Shareholders, which was held on July 20, 2006. The only matter submitted to, and approved by, shareholders is listed below, as is a tabulation of voting.

            (2) The proposed merger of the Company with Commerce and CBI-Kansas was approved:

    For          Against     Abstained
------------   -----------   ---------
834,968.7353   10,490.0682    943.143

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS

            Exhibits:  See Exhibit Index on page 27 hereof.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WEST POINTE BANCORP, INC.
                                                (Registrant)

DATE:  August 14, 2006                  By:/s/ Terry W. Schaefer
                                           ---------------------
                                           Terry W. Schaefer
                                           President and Chief Executive Officer
                                           (on behalf of the Registrant)

DATE:  August 14, 2006                  By:/s/ Bruce A. Bone
                                           -----------------
                                           Bruce A. Bone
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (as principal financial officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                        DESCRIPTION
----------                         -----------

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